Form 10-Q
period 2010-06-30
SAVVY BUSINESS SUPPORT INC
filed 2010-11-23
CIK 1492617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number: 333-167130

SAVVY BUSINESS SUPPORT, INC.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	27-2473958
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

214 Broad Street Red Bank, NJ	07701
(Address of Principal Executive Offices)	(Zip Code)

(732) 530-9007
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Copies to:
The Sourlis Law Firm
Joseph M. Patricola, Esq.
214 Broad Street
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of November 23, 2010, there were 5,050,000 shares of common stock outstanding and no shares of preferred stock outstanding.

TABLE OF CONTENTS

PART I
Item 1. Financial Statements.

SAVVY BUSINESS SUPPORT, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET

06/30/2010
Unaudited
ASSETS

Current assets
Cash	$1,936

Total assets	$1,936

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$940
Due to shareholder	624

Total liabilities	1,564

Commitment and contingencies	-

Stockholders' equity
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued
Common stock, $.0001 par value, authorized 100,000,000 shares; 5,000,000 issued and outstanding	500
Additional paid-in capital	4,500
Deficit accumulated during the development stage	(4,628)

Total stockholders' equity	372

Total liabilities and stockholders' equity	$1,936

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

SAVVY BUSINESS SUPPORT, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS

For the period of
April 30, 2010 (inception)
to June 30, 2010
Unaudited

Net sales	$-

Cost of sales	-

Gross profit	-

General and administrative expenses	50
Legal and professional fees	4,578
Total expenses	4,628

Income (loss) from operations	(4,628)

Provision for income taxes	-

Net (loss)	$(4,628)

Weighted average number of
common shares outstanding
(basic and fully diluted)	5,000,000

Basic and diluted (loss) per common share	Nil

Nil = < $.01

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

SAVVY BUSINESS SUPPORT, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS

For the period of
April 30, 2010 (inception)
to June 30, 2010
Unaudited
Cash flows from operating activities
Net (loss)	$(4,628)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
Increase (decrease) in accounts payable	940

Net cash (used in) operating activities	(3,688)

Cash flows from investing activities	-

Cash flows from financing activities
Proceeds from issuance of common stock	5,000
Proceeds from due to shareholder, net	624

Net cash provided by financing activities	5,624

Net increase in cash and cash equivalents	1,936

Cash - beginning of period	-

Cash - end of period	$1,936

Supplemental disclosure of cash flow information:
Taxes paid	-
Interest paid	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

SAVVY BUSINESS SUPPORT, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

NOTE 1 - Organization

Savvy Business Support, Inc. (“the Company”) was incorporated in State of Nevada on April 30, 2010.

The Company is a development stage business consulting company with a principal business of offering general business services/support to start-up companies, small and medium business planning to expand, individuals, and other business and organizations.

The Company’s management has chosen September 30th for its fiscal year end.

 NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three months ended June 30, 2010, respectively along with the period April 30, 2010 (date of inception) to June 30, 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent in the financial reporting process, actual results may differ significantly from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2010, the Company maintained one bank account with a financial institution located in New Jersey.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payable approximates the carrying amount of these financial instruments due to their short maturity.

Net Loss per Share Calculation

Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Revenue Recognition

For the period April 30, 2010 (inception) to June 30, 2010, the Company did not realize any revenue.

Income Taxes

Income taxes are provided for using the liability method of accounting.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately ninety accounting topics, and displays all topics using a consistent structure.  Contents in each topic are further organized first by subtopic, then section and finally paragraph. The paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the topic, subtopic, section and paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.

ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.

As of June 30, 2010, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

As of June 30, 2010, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

 NOTE 3.  – Related Party Transactions

Office Rent

As of June 30, 2010, the Company operated out of the premises of The Sourlis Law Firm offices, as agreed upon by Ms. Sourlis on a rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to said arrangement.

For the period April 30, 2010 (date of inception) to June 30, 2010, the rent expense was zero.

NOTE 4 − Preferred Stock

As of June 30, 2010, the Company is authorized to issue 10,000,000 shares of Preferred Stock, par value of $0.0001 per share of which no preferred stock was issued and outstanding.

NOTE 5 − Common Stock

As of June 30, 2010, the Company is authorized to issue 100,000,000 shares of Common Stock, par value of $0.0001 per share of which 5,000,000 shares of common stock were issued and outstanding to the Company’s sole officer and director for total consideration of $5,000.

NOTE 6 − Income Taxes

The Company utilizes the asset and liability method for financial accounting and reporting accounting of income taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and the tax basis of assets and liabilities, and are measured by applying enacted rates and laws to taxable years in which such differences are expected to be recovered or settled. Any changes in tax rates or laws are recognized in the period when such changes are enacted.

As of June 30, 2010, the Company has $1,805 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believer future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period April 30, 2009 (inception) to June 30, 2010. As of June 30, 2010, the Company has federal net operating loss carry forwards of approximately $4,628 available to offset future taxable income through 2029.  The difference between the tax provision at the statutory federal income tax rate on June 30, 2010 and the tax provision attributable to loss before income taxes is as follows:

For the period
April 30, 2010
(inception) through
June 30, 2010

Statutory federal income taxes	34.0%
State taxes, net of federal benefits	5.0%
Valuation allowance	-39.0%
Income tax rate	-

NOTE 7 − Going Concern

As of June 30, 2010, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period from April 30, 2010 (inception) to June 30, 2010, the Company did not maintain any operations and incurred losses of $4,628 consisting of professional and SEC audit fees for the Company to maintain its SEC reporting requirements.

The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and upon future operations from the development of its planned business as well as to raise additional capital from the sale of Common Stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 8 – Subsequent Events

Effective August 12, 2010, the SEC declared the Form S-1 Registration Statement under the Securities Act of 1933 effective wherein the Company is seeking to raise $200,000 in the form of equity securities.

As of November 15, 2010, the Company raised $5,000 from the sale of 50,000 common shares of the Company’s stock through an initial public offering at $0.10 per share.

As of November 23, 2010, the date the interim financial statements were available to be issued, there are no other subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for the period ended June 30, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Business Overview

General Information about the Company

Savvy Business Support, Inc. (the “Company” or “Savvy”) was incorporated in the State of Nevada on April 30, 2010. The Company is offering general business services/support to start-up companies, small and medium business planning to expand, individuals, and other business and organizations. From the date of formation, the Company commenced operations, discussing and offering its business consulting services to prospective clients. Because we currently have nominal operations and minimal assets, we are currently considered to be a shell company under the Securities Exchange Act of 1934, as amended. Therefore, an investment in our Company should be considered extremely risky, and an investment suitable only for those who can afford to lose the entirety of their investment.

We offer comprehensive services tailored to the client’s desired goal and needs. The documentation we intend to produce may be for a client’s internal use, compliance reporting or documentation supporting a business opportunity. The advantage we have over the competition is that we offer an all-encompassing solution with emphasis on due diligence, competition analysis, strategy and implementation, market analysis and wide-ranging pro-forma financial projections.

Savvy Business Support, Inc.’s operations to date have been devoted primarily to start-up and development activities, which include the following:

1.	Formation of the Company;

2.	Development of the Savvy Business Support, Inc. business plan;

3.	Initiated working on sales and marketing material;

4.	Conducted due diligence and identified four major classifications of market segmentation to target and adopted a focused marketing strategy. These classifications include:

•	Individual Entrepreneurs

•	Small – Large Privately Held Companies

•	Small to Large Publicly Traded Corporations

•	Small to Large Going Public Companies

Savvy Business Support, Inc. anticipates sales to begin approximately within one year following this Report. In order to generate revenues, Savvy Business Support, Inc. must address the following areas:

1.
Finalize and implement our marketing plan: In order to effectively market our services, the Company has adopted a focused marketing strategy that it needs to finalize and implement. This all encompassing strategy is broken down into four major market segmentations. While client satisfaction is paramount and an underscoring philosophy, the marketing strategy varies based on the size of the targeted client.

2.
Promoting our services as mutually beneficial: Referral relationships will be one key to our success. One of our strategies is to offer our services to business where their clients require services that are beyond their internal manpower. Savvy will portray a professional image and complete the services efficiently and cost effectively. Conducting business in this manner will result in a positive reflection on our Company as well as the referring client.

3.
Constantly monitor our market: We plan to constantly monitor our targeted market segmentations and adapt to consumers needs, wants and desires. To be successful we plan to evolve and diversify or expand our scope of services to satisfy our clients.

The Company believes that raising $200,000 through the sale of common equity will be sufficient for the Company to become operational and sustain operations through the next twelve (12) months. We believe that the recurring revenues from services performed will be sufficient to support ongoing operations. Unfortunately, this can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from services will be adequate to maintain our business. Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the Report, for the period April 30, 2010 (inception) to May 20, 2010.

Savvy Business Support, Inc. currently has one officer and director. This individual allocates time and personal resources to Savvy Business Support, Inc. on a part-time.

As of the date of this Report, Savvy Business Support, Inc. has 5,050,000 shares of $0.0001 par value Common Stock issued and outstanding.

Savvy Business Support, Inc. has administrative offices located at 214 Broad Street, Red Bank NJ 07701. We use this office space free of charge from our sole director and officer.

Savvy Business Support, Inc.’s fiscal year end is September 30th.

Status as a Shell Company

Because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended. Because the company is considered a shell company, the securities sold in previous offerings can only be resold through registration under the Securities Act of 1933, as amended (the “Securities Act”); Section 4(1) of the Securities Act, if available, for non-affiliates; or by meeting the conditions of Rule 144(i) of the Securities Act.

Therefore, an investment in our Company should be considered extremely risky, and an investment suitable only for those who can afford to lose the entirety of their investment.

Rule 419

The Company is not a “blank check company” as defined by Rule 419 of the Securities Act of 1933, as amended (“Rule 419”), and therefore the Report need not comply with the requirements of Rule 419.

Rule 419 defines a “blank check company” as a company that:

i.
Is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and

ii.	Is issuing "penny stock," as defined in Rule 3a51-1 under the Securities Exchange Act of 1934.

The Company has a very specific business purpose and a bona fide plan of operations. Its business plan and purpose is to provide a broad range of business support and consulting services, including specific business advice, and third party service provider and financing referrals to entrepreneurs, small, medium and large companies, including both privately held and publicly traded entities. The Company offers comprehensive services tailored to each client’s desired goals and needs. The Company offers an all-encompassing solution to every potential client’s need with emphasis on due diligence, research on competitor analysis, strategy and implementation, market analysis and wide-ranging pro-forma financial projections. Due to the nature of the business, fees are generally individually negotiated, billed on a case-by-case basis or as a monthly flat rate fee.

As of the date of this Report, the Company has not generated revenues, as it has only been operating for a relatively short period of time. However, the Company is in contact with and has been actively negotiating with potential clients. Upon the receipt of adequate funding, the Company intends to implement a wider marketing campaign in an effort to generate further business leads and expand its base of clientele, and intends to hire personnel who can devote their efforts on a fulltime basis. Lastly, the Company does not have any plans or intentions to engage in a merger or acquisition with an unidentified company or companies or other entity or person.

Organizational History

We were incorporated in State of Nevada on April 30, 2010. There are currently an aggregate of 5,050,000 shares of the Company’s Common Stock issued and outstanding. Because we currently have nominal operations and minimal assets, we are currently considered to be a shell company as defined in Rule 12b-2 of the Exchange Act, as amended.

The Company is authorized to issue one hundred ten million (110,000,000) shares of capital stock, one hundred million (100,000,000) shares of which are designated as Common Stock, and ten million (10,000,000) shares of preferred stock, $0.0001 par value, which can be designated by the Board of Directors in one or more classes with voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions without stockholder approval.

Plan of Operations

We will provide the following consulting services to start-up companies for a flat monthly fee or individually negotiated one-time fee:

•	General Business Education and Advice for novice entrepreneurs including Q&A sessions;

•	Business plan writing;

•	Determination of which type of entity would be best for the proposed business;

•	Support and assistance with the formation of the new business entity;

•	Providing corporate accounting and bookkeeping referrals; and

•	Support for corporate structuring and financing;

We will provide the following consulting services to going public companies for a flat monthly fee or individually negotiated one-time fee:

•	Provide at least 3 Market Makers referrals* (complimentary service);
■
We will not be accepting any compensation for market maker referrals, and this service will be complementary. Our role in referring clientele to market makers will be solely introductory, in the form of a phone call or email linking the two parties. After such introductions are made, we will have no further direct dealings in such a context with the market maker.

•	Education - Explaining the role of the Market Makers, PCAOB auditors, transfer agents and the like to our clients to enable them to make informed decisions;

•	Provide at least 3 PCAOB Auditors referrals*;

•	Provide at least 3 qualified/accredited individual and/or institutional investors referrals*;

•	Support and explanation of going public;

•	Support for corporate structuring and financing; and

•	Support for filing of Form 211 (Rule 15c2-11).

We will provide the following consulting services to publicly traded companies for a flat monthly fee or individually negotiated one-time fee:
•	As required, provide at least 3 Market Makers referrals* (complimentary service);
■
We will not be accepting any compensation for market maker referrals, and this service will be complementary. Our role in referring clientele to market makers will be solely introductory, in the form of a phone call or email linking the two parties. After such introductions are made, we will have no further direct dealings in such a context with the market maker.

•	Provide at least 3 IR/PR Firms referrals*;

•	Provide at least 3 qualified/accredited individual and/or institutional investors referrals*;

•	Support for SEC compliance;

•	Support for Blue Sky compliance;

•	Provide corporate accounting and PCAOB referrals*;

•	Support for corporate structuring and financing.

*Referrals made by our Company to clients may involve certain conflicts of interest between the Company, Ms. Sourlis individually, Ms. Sourlis’ law firm, and the client. We will make every attempt to ensure that all known and possible conflicts of interest are disclosed to each client upon making such referral and, if not waived by the client, cease working with the client in one or more capacities.

Our Company believes that we have formulated a business model to succeed in a downsizing corporate America and a turbulent economy. We have conducted the necessary due diligence and we believe we tailored a multifaceted business model to compete in the business services sector.

Fees

Revenues will be derived from fees we will charge our clientele in the form of cash and on a case-by-case basis. In certain favorable circumstances, we may negotiate with the client and receive all or a portion of payment in the form of equity in such client’s company. We intend to offer clients our comprehensive services for a flat monthly fee, or on a project-by-project “à la carte” basis. At no time will we charge any client for referrals of market makers.

At the present time, we intend to charge clients a flat rate fee per month for comprehensive services. The amount of the monthly fee will vary and may increase based on the size and complexity of such client, the amount and skill of work involved, and based on individual negotiations with a particular client.

Fees for clients who elect to retain our services on a project-by-project basis shall be individually negotiated and will vary based on the size and complexity of such client, the amount and skill of work involved, and with consideration to rates being charged throughout the industry for similar services.

Our fee structure is subject to current market conditions and is therefore subject to change. However, at no point will the client be unaware of any rate change.

In certain situations, we may negotiate with our clients to receive all or a portion of payment owed to us for services rendered in the form of equity in that client’s company. Such determination will be made by our sole officer, Virginia K. Sourlis. While we generally prefer to receive cash compensation, our officer may believe that certain situations require the receipt of restricted equity as compensation. Risks associated with receiving restricted equity compensation include, but are not limited to, 1) problems of liquidity where no market exists for such equity and therefore the Company cannot sell such equity and realize cash; 2) the client goes out of business and such equity is rendered worthless; 3) the equity is sold for less than the value of services provided by us to the client.

We believe that it is necessary to receive a limited amount of equity in order to hedge the associated risks involved with such form of payment. However, any loss we experience related to equity compensation could have a material effect on our ability to become profitable, and in the long term, to continue as a going concern.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit of $4,628 for the period from April 30, 2010 (inception) to June 30, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The following table provides selected financial data about our company for the period from the date of inception through June 30, 2010. For detailed financial information, see the financial statements included in this Report.

Balance Sheet Data:

Cash	$1,936
Total assets	$1,936
Total liabilities	$1,564
Shareholders’ equity	$372

Other than the shares offered by this Report, no other source of capital has been identified or sought. If we experience a shortfall in operating capital, our director has verbally agreed to advance the Company funds to complete the registration process.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Proposed Milestones to Implement Business Operations

The following milestones are based on the estimates made by management. The working capital requirements and the projected milestones are approximations and subject to adjustments. Our sole Officer and Director, Virginia K. Sourlis, has committed to personally fund our venture for an indefinite period of time to facilitate our ability to attain the following operational milestones.

The funding of the Company by Ms. Sourlis will create a further liability to the Company to be reflected on the Company’s financial statements. Ms. Sourlis’ commitment to personally fund the Company is not contractual and could cease at any moment in her sole and absolute discretion.

If we begin to generate profits, we will increase our marketing and sales activity accordingly. We estimate generating initial revenues approximately within the next six to twelve months. The costs associated with operating as a public company are included in our budget. Management believes that the costs of operating as a public company (as opposed to a private company) could have a material negative impact on the company’s results of operations and liquidity and could place a significant drain on capital resources.  Management will be responsible for the preparation of the required documents to keep the costs to a minimum. We plan to complete our milestones as follows:

0- 3 MONTHS

Management will continue the word-of-mouth campaign with Individual Proprietors and potential referral candidates. Marketing efforts will also consist of due diligence on small to large private and going public companies. During this timeframe, we plan to identify small to large private and going public companies that could use our services. We plan to purchase a computer, programs, and printer for $2,000 that is budgeted in the Office Equipment and Furniture line item in the Use of Proceeds. We have budgeted $500 in Sales and Marketing to secure a web domain and research and place an initial deposit with a web designer. The Company has budgeted $2,000 for Sales and Marketing material including brochures and flyers that we expect to finalized during this timeframe. Our goal for this timeframe continues with initiating due diligence to identify referral source persons and finalizing our short-list of contract labor.

4-6 MONTHS

Savvy plans to finalize the web site development at an additional cost of $500 budgeted in the Sales and Marketing line item. The Company plans to continue with the direct marketing and word-of-mouth campaigns. In addition, we plan to establish a direct marketing campaign to attract business small to large private and going public companies. Most of the expenditures associated with these efforts will amount to lunches, entertainment and related incidentals. We have budgeted $1,800 in the Sales and Marketing line item to address the costs. We have budgeted $3,000 in the Salaries/Contractors line item pay our employees/contractors.

7-9 MONTHS

The Company plans to further expand relationships with small to large private and going public companies. By this stage of operations, we anticipate finding additional potential revenue generating business services that we intend to pursue. We have budgeted $5,000 for targeted and tailored marketing material and related activities. During this period, the Company has budgeted $5,000 for the salaries of employees and or contractors. Additional planned responsibilities include initiating a two-year overall business plan.

10-12 MONTHS

By the fourth quarter of operations, we expect to begin generating revenues through an established base of clients to sustain operations. In the Salaries/Contractors budget, we have budgeted $3,000 to pay for any administrative employee expenses incurred as a result of performing duties for our clients. We have budgeted $3,200 in the Sales and Marketing line item for expenses incurred tailoring any marketing material to target opportunities and to cover any related expenses. During this timeframe, we plan to analyze our past nine months of operations including our web sites lead/revenue generating effectiveness. In addition, we plan to evaluate our need to hire employees or use contract labor. This review of our operations to date will allow the Company to make the necessary adjustments and changes to further nurture the growth of the Company. In addition, this review will provide valuable information for finalizing a two-year overall business plan with emphasis on sales and marketing

Note: The amounts allocated to each line item in the above milestones are subject to change at the sole discretion of the Company’s management. Any line item amounts not expended completely, as detailed in the Use of Proceeds, shall be held in reserve as working capital and subject to reallocation to other line item expenditures as required for ongoing operations.

Results of Operations

As of June 30, 2010, our cash on hand was $1,936.

As of June 30, 2010, our total assets were $1,936.

As of June 30, 2010, our total current liabilities were $1,564. Total current liabilities are comprised of accounts payable (trade) of $940 and due to shareholder of $624 as of June 30, 2010.

Total Stockholders’ Deficit. Our stockholders’ deficit was $372 as of June 30, 2010.

Accounts Payable and Accrued Expenses. As of June 30, 2010, the Company incurred $940 in accounts payable. The accounts payable primarily consist of consulting fees, audit and legal fees as an SEC reporting company and operating expenses.

Three months Ended June 30, 2010

Revenues. We had no revenues for the three months ended June 30, 2010. To date, we have not attained any revenues.

Net Loss. We had a net loss of $4,628 for the three months ended June 30, 2010. The net loss was primarily due to incurred legal and professional fees.

Operating expenses. Our operating expenses include website maintenance fees, general and administrative expenses, legal and professional fees. Our total operating for the three months ended June 30, 2010 was $4,628. This was primarily comprised of legal and professional fees in the amount of $4,578.

Liquidity and Capital Resources

At June 30, 2010, we had $1,936 in cash on hand and total liabilities of $1,564 and there is substantial doubt as to our ability to continue as a going concern.

To date, our operations have been funded by our sole officer and director pursuant to a verbal, non-binding agreement. Ms. Sourlis has agreed to personally fund the Company’s overhead expenses, including legal, accounting, and operational expenses until the Company can achieve revenues sufficient to sustain its operational and regulatory requirements. The Company does not currently owe Ms. Sourlis any money as of the date of this Report, as Ms. Sourlis’ monetary funding to the Company as of the date hereof has not been categorized as loans made to the Company, but as contributions for which she has received founders stock. Future contributions by Ms. Sourlis to the Company, pursuant to the verbal and non-binding agreement, will be reflected on the financial statements of the Company as liabilities.

We believe that we will start to generate revenue within the next 12 months and that we will need at least $200,000 to sustain our operations during such period.

As stated above and throughout this Report, in certain situations, we may negotiate with our clients to receive all or a portion of payment owed to us for services rendered in the form of equity in that client’s company. Such determination will be made by our sole officer, Virginia K. Sourlis. While we generally prefer to receive cash compensation, our officer may believe that certain situations require the receipt of restricted equity as compensation. Risks associated with receiving restricted equity compensation include, but are not limited to, 1) problems of liquidity where no market exists for such equity and therefore the Company cannot sell such equity and realize cash; 2) the client goes out of business and such equity is rendered worthless; 3) the equity is sold for less than the value of services provided by us to the client.

We believe that it is necessary to receive a limited amount of equity in order to hedge the associated risks involved with such form of payment. However, any loss we experience related to equity compensation could have a material effect on our ability to generate revenues, become profitable, and to continue as a going concern.

Off –Balance Sheet Operations

The Company does not have any off-balance sheet operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period April 30, 2010 (date of inception) to June 30, 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent in the financial reporting process, actual results may differ significantly from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2010, the Company maintained one bank account with a financial institution located in New Jersey with a balance of $1,936.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payable approximates the carrying amount of these financial instruments due to their short maturity.

Net Loss per Share Calculation

Basic net loss per common share ("EPS") is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed by dividing net income (loss)  by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Revenue Recognition

For the period April 30, 2010 (inception) to June 30, 2010, the Company did not realize any revenue

Income Taxes

Income taxes are provided for using the liability method of accounting.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately ninety accounting topics, and displays all topics using a consistent structure.  Contents in each topic are further organized first by subtopic, then section and finally paragraph. The paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the topic, subtopic, section and paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.

ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.

As of June 30, 2010, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

As of June 30, 2010, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

CONTRACTUAL OBLIGATIONS AS OF June 30, 2010

There are no contractual obligations on the Company’s Balance sheet as of June 30, 2010.

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	$0	$0	$0	$0	$0
Operating Lease Obligations	$0	$0	$0	$0	$0
Purchase Obligations	$0	$0	$0	$0	$0
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	$0	$0	$0	$0	$0
Total	$0	$0	$0	$0	$0

Item 3. Quantitative and Qualitative Disclosures about Market Risk

N/A.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Based upon that evaluation, our Management has concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following material weaknesses:

•
We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to 2010 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

•	The Company lacks sufficient resources to perform the internal audit function and does not have an Audit Committee;

•
We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert for the Company. The Board of Directors is comprised of one (1) member of management. As a result, there may be lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by the Company; and

•	Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned material weaknesses, including, but not limited to, the following:

•
Considering the engagement of consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures;

•	Hiring additional qualified financial personnel including a Chief Financial Officer on a full-time basis;

•	Expanding our current board of directors to include additional independent individuals willing to perform directorial functions; and

•	Increasing our workforce in preparation for exiting the development stage and commencing revenue producing operations.

Since the recited remedial actions will require that we hire or engage additional personnel, these material weaknesses may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011, subject to our ability to obtain sufficient future financing and subject to our ability to produce revenue in the short term.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

Our sole officer and director, Virginia Sourlis, has been in a legal dispute with the Pink OTC Markets, Inc., a private company that is not a regulatory organization or tribunal. The dispute stems from the Pink OTC Markets unilateral decision to place Ms. Sourlis’ name on a list of attorneys from whom only the Pink OTC Markets would no longer accept Ms. Sourlis’ legal opinions. Ms. Sourlis is a corporate and securities attorney with over 18 years of experience, a retired FINRA Arbitration Chairperson, and is in good standing with all regulatory organizations, including, but not limited to, the SEC, FINRA and the bar association. Ms. Sourlis believes that the Pink OTC Markets decision is without merit. The Pink OTC Markets has agreed that Ms. Sourlis’ name will be removed from the list in March, 2011. As a matter of internal procedure by the Pink OTC Markets, the removal of attorney names on the Pink OTC Markets Prohibited Attorney List is done automatically after a period of five years, with no determination ever being made regarding any conduct of such attorney. Until Ms. Sourlis’ name is removed from the list, the placement of Ms. Sourlis’ name on the Pink OTC Market’s website could potentially have a perceived negative impact on the Company’s ability to retain clientele who plan to quote their securities on the Pink Sheets.

Other than the above-mentioned, none of the executive officers of the Company (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subjected to any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (iv) has been found by a court, the United States Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On April 30, 2010, the Registrant issued a total of 5,000,000 shares of Common Stock to Virginia K. Sourlis, the sole officer and director of the Registrant, for aggregate cash consideration of $5,000. The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

The purchaser represented in writing that it acquired the securities for its own account. A legend was placed on the stock certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act.

As of November 15, 2010, the Company raised $5,000 from the sale of 50,000 common shares of the Company’s stock through an initial public offering at $0.10 per share.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

Item 5. Other Information.

N/A.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: November 23, 2010	By: /s/ VIRGINIA K. SOURLIS
Name: Virginia K. Sourlis Title: President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)