Form 10-K
period 2010-09-30
SAVVY BUSINESS SUPPORT INC
filed 2010-11-30
CIK 1492617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 333-167130

SAVVY BUSINESS SUPPORT, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2473958
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

214 Broad Street
Red Bank, NJ 07701
(Address of principal executive offices)

Issuer’s telephone number:	(732) 530-9007
Issuer’s facsimile number:	(732) 530-9008

N/A
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
The Sourlis Law Firm
Joseph M. Patricola, Esq.
214 Broad Street
Red Bank, New Jersey 07701
 (732) 530-9007
www.SourlisLaw.com

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                        Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter.

As of November 30, 2010, no public market has been developed for the Company’s securities.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of November 30, 2010, there were 5,050,000 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

Table of Contents

CERTIFICATIONS

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Item 1. Description of Business

General

Savvy Business Support, Inc. (the “Company,” “we,” “us,” “Savvy,” “our,” and similar terms) was incorporated in the State of Nevada on April 30, 2010. The Company is offering general business services/support to start-up companies, small and medium business planning to expand, individuals, and other business and organizations. We offer comprehensive services tailored to the client’s desired goal and needs. The documentation we produce may be for a client’s internal use, compliance reporting or documentation supporting a business opportunity. The advantage we have over the competition is that we offer an all-encompassing solution with emphasis on due diligence, competition analysis, strategy and implementation, market analysis and wide-ranging pro-forma financial projections.

Organizational History

We were incorporated in State of Nevada on April 30, 2010. There are currently an aggregate of 5,050,000 shares of the Company’s Common Stock issued and outstanding, 5,010,000 of which are held by our sole officer and director. Because we currently have nominal operations and minimal assets, we are currently considered to be a shell company as defined in Rule 12b-2 of the Exchange Act, as amended. Because the company is considered a shell company, the securities previously sold in past offerings can only be resold through registration under the Securities Act of 1933, as amended (the “Securities Act”); Section 4(1) of the Securities Act, if available, for non-affiliates; or by meeting the conditions of Rule 144(i) of the Securities Act.

The Company is authorized to issue one hundred ten million (110,000,000) shares of capital stock, one hundred million (100,000,000) shares of which are designated as Common Stock, and ten million (10,000,000) shares of preferred stock, $0.0001 par value, which can be designated by the Board of Directors in one or more classes with voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions.

Business Overview

Located in Red Bank, New Jersey and on the web at http://www.savvybizsupport.com, (the contents of which are not incorporated by reference herein), Savvy Business Support, Inc. offers general business services/support to start-up companies, small and medium business planning to expand, individuals, and other business and organizations. We offer comprehensive services tailored to the client’s desired goal and needs. The documentation we produce may be for a client’s internal use, compliance reporting or documentation supporting a business opportunity. We believe that the advantage we have over the competition is that we offer an all-encompassing solution with emphasis on due diligence, research on competitor analysis, strategy and implementation, market analysis and wide-ranging pro-forma financial projections.

The Company believes it has formulated a business model to succeed in a downsizing corporate America and a turbulent economy the country has been recently experiencing. We have conducted the necessary due diligence and we believe that we have tailored a multifaceted business model to compete in the business services sector.

As corporate America downsizes, there are more and more skilled/talented people looking for employment. We use the words skilled/talented to represent people with defined skill sets including auditing, corporate accounting, bookkeeping, public company compliance reporting, finance, business writing, and research and development.

Even though corporate America is downsizing and firing employees, U.S. reporting companies continue to have duties and reporting requirements that require compliance. Our multifaceted business model has identified a number of these duties and plans to offer these services to business on an as needed basis.

Regardless of the service required, the Company has already identified skilled individuals to complete the services. The Company has identified several individuals that have the necessary skills/talents to launch the Company in its initial phase. As of the date of this Report, we have not contact or approached such individuals about the prospect of working for us. We are confident that the Company will always be able to find skilled/talented people to perform virtually any task because of the diversity of the local talent pool.

As of the date of this Report, we have not contacted any of the individuals that we have identified to potentially work for us. We have also not adopted any guidelines for contracting with such individuals, and believe that that the contractual arrangement between our Company and such individuals will be determined on a case-by-case basis, based upon the skill-set of such individual and the market demand for a particular field.

Product Development

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

▪
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

▪
We will not be accepting any compensation for market maker referrals, and this service will be complementary. Our role in referring clientele to market makers will be solely introductory, in the form of a phone call or email linking the two parties. After such introductions are made, we will have no further direct dealings in such a context with the market maker.

•	Provide at least 3 IR/PR Firms referrals*;

•	Provide at least 3 qualified/accredited individual and/or institutional investors referrals*;

•	Support for SEC compliance;

•	Support for Blue Sky compliance;

•	Provide corporate accounting and PCAOB referrals* ;

•	Support for corporate structuring and financing.

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

We believe that we have formulated a business model to succeed in a downsizing corporate America and a turbulent economy. We have conducted the necessary due diligence and we believe we tailored a multifaceted business model to compete in the business services sector.

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

Product and service development will be conducted under the direction of our sole Officer and Director, Virginia K. Sourlis, a practicing attorney and MBA. Ms. Sourlis, a Villanova Law and Villanova School of Business Alumni (joint JD/MBA degree 1991)  who received her undergraduate degree from Stanford University (1986) and has studied at Oxford University in the United Kingdom (1985), is a practicing New Jersey licensed attorney with almost twenty years of experience in securities, corporate and mergers & acquisitions law areas. Her strong educational background and years of experience are believed by the Company to render her extremely capable and insightful towards bringing the Company’s business plan to fruition. Under her direction, the Company plans to pursue product development based on the client needs and direction of the marketplace. Initially, the Company plans to offer general business consulting/services consisting of compliance reporting, bookkeeping, business writing, finance, and research and development. In addition, we will offer business plan writing services that will be marketed more towards individuals and referrals from accountants, lawyers and other business professionals. The goal of Savvy is to offer competent and complete satisfaction to its customers.

Industry Analysis

Competition in the general field of business consulting is quite intense. Although numerous established companies offer a variety of services to different customer segments, the Company believes competition in the small and medium size businesses marketplace to be modest. It is our belief that customers in this segment strongly rely on a referral consultant’s professional qualifications and the ability to come up with viable solutions in a time and cost-effective manner to satisfy their clients’ needs.

Marketing

The Company will adopt a focused marketing strategy based on the identified four major classifications of market segmentation to target and adopted a focused marketing strategy. These classifications include:

•	Individual Entrepreneurs

•	Small – Large Privately Held Companies

•	Small to Large Publicly Traded Corporations

•	Small to Large Going Public Companies

Individual Entrepreneurs
Marketing to this segment poses challenges because success will depend upon an ambitious campaign including word-of-mouth and personal relationships. Despite the challenges associated with cultivating business from this segment, the Company performed due diligence on the market classifications and the results indicate that this is the fastest growing segment.

Small – Large Privately Held Companies
The classification of this segment includes businesses with 25 to 5,000 employees. Based on our classifications, marketing to this segment will require a strategy similar to individual proprietors. The marketing strategy will emphasize networking with individuals, business acquaintances and professionals. The goal to attracting business is by offering our services as a value added benefit to their clients’ needs.

Small to Large Going Public Companies
Procuring business from this segment will be somewhat more conventional and we have plans for a frugal marketing campaign that is target market driven. Due diligence performed by the Company revealed that this market segment has the most potential to generate revenue consistently on a short-term and long-term basis.

The Company’s primary planned marketing strategy targets building long-term customer relationships, which will result in repeat business. Since our core business is business services/consulting, we plan to market our company as a competent and reliable referral source. We will place emphasis on our services that address the needs of smaller clients that the Company may not have the resources to satisfy internally or which they have not found a competent and reliable referral source.

Small to Large Publicly Traded Corporations
Savvy is finalizing a marketing strategy to attract clients and business from this segment. We will guarantee the same competent end services as the firms with the recognizable well-known names. Retaining clientele from companies already publicly traded could prove challenging, as such companies typically have consultants and third party service provides already in place and under contract.

Growth Strategy of the Company

Our mission is to maximize shareholder value through expanding the scope of services offered while continually evaluating and cultivating new and alternative revenue generating opportunities. While a strategic and wisely executed referral based marketing campaign is vital to expanding our client base, providing superior service and reliability will ensure a solid operation built for long-term success.

The overall objective is to focus efforts towards our specialized services and to become a leader in this service driven sector. Generating sufficient cash flow to finance future growth and development is a key factor to growing and expanding the business at a rate that is both challenging and manageable.

Competitive Analysis

The Company has many potential competitors in the business consulting services industry. We consider the competition to be competent, experienced, and they have greater financial and marketing resources than we do at the present time. Our ability to compete may be adversely affected by the ability of these competitors to devote greater resources to the marketing of their services than are available to our Company. Some of the Company’s competitors also offer a wider scope of services and have greater name recognition. Our competitors include large accounting firms that also have extensive customer bases.

The Company has identified, analyzed, and broke down the competition into three major classes. These include individual consultants who devote their fulltime to marketing themselves to potential clients, small to large accounting businesses who operate business consulting divisions in addition to their primary accounting and auditing businesses, and large consulting companies that have a substantial amount of skilled and experienced employees under contract.

Twelve- Month Growth Strategy and Milestones

0-3 Months:
•	Continue word-of-mouth campaign with Individual Proprietors
•	Finalize sales and marketing material
•	Secure web domain
•	Evaluate and hire web designer
•	Finalize list of contract labor
•	Continue due diligence on small to large private companies
•	Initiate due diligence to indentify small to large going public companies
•	Initiate due diligence and identify contact persons with small to large publicly traded companies

4-6 Months:
•	Finalize web site development
•	Continue with direct marketing efforts and word-of-mouth campaign with individual proprietors
•	Establish direct marketing campaign to small to large private companies
•	Establish direct marketing campaign to small to large going public companies and publicly traded companies
•	Evaluate and identify joint venture partners and relationships

 7-9 Months:
•	Further nurture joint venture opportunities
•	Continue efforts to market our services to individuals, small to large private companies, small to large going public companies, and small to large publicly traded companies
•	Initiate two-year marketing and overall business plan based on past six month’s progress

10-12 Months:
•	Analyze web-site leads/revenue generating effectiveness and make necessary adjustments/changes
•	Analyze marketing efforts to date and address necessary decencies
•	Evaluate need to hire employees versus using contract labor
•	Finalize detailed two-year marketing and business plan

Patents and Trademarks

At the present we do not have any patents or trademarks.

Need for any Government Approval of Products or Services

We do not require any government approval for our services.

Government and Industry Regulation

We will be subject to federal laws and regulations that relate directly or indirectly to our operations including securities laws. We will also be subject to common business and tax rules and regulations pertaining to the operation of our business.

Research and Development Activities

Other than time spent researching our proposed business, the Company has not spent any funds on research and development activities to date. The Company plans to spend funds on Services Development as detailed in sections titled “Description of Business” and “Management’s Discussion and Analysis or Plan of Operation.”

Environmental Laws

Our operations are not subject to any Environmental Laws.

Employees and Employment Agreements

We currently have one employee, our executive officer, Ms. Virginia K. Sourlis who is responsible for the primary operation of our business. There are no formal employment agreements between the Company and our current employee. The loss of Ms. Sourlis’ services would have a material adverse and catastrophic impact on our business operations, which should be considered a high risk of investment.

In the event our Company does not have adequate cash on hand, our sole Officer and Director, Ms. Sourlis, has verbally agreed to fund the Company for an indefinite period of time. The funding of the Company by Ms. Sourlis will create a further liability to the Company to be reflected on the Company’s financial statements. Ms. Sourlis’ commitment to personally fund the Company is not contractual and could cease at any moment in her sole and absolute discretion.

Future contributions by Ms. Sourlis to the Company, pursuant to the verbal and non-binding agreement, will be reflected on the financial statements of the Company as liabilities.

Penny Stock Rules

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this Report constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

Contains a description of the nature and level of risk in the market for penny stock in both Public offerings and secondary trading;

Contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

-	Contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” price for the penny stock and the significance of the spread between the bid and ask price;

-	Contains a toll-free number for inquiries on disciplinary actions;

-	Defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

-	Contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

-	The bid and offer quotations for the penny stock;

-	The compensation of the broker-dealer and its salesperson in the transaction;

-	The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

-	Monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Stock Transfer Agent

Columbia Stock Transfer Company
601 E Seltice Way Suite 202
Post Falls, Idaho 83854
Phone: 208-664-3544
Fax: 208-777-8998
www.columbiastock.com

Executive Offices and Telephone Number

Our executive office is currently located 214 Broad Street, Red Bank New Jersey 07701. Our main telephone number is (732) 530-9007. Our fax number is (732) 530-9008. Our Officer, Virginia K. Sourlis, may also be reached at any time by email at Virginia@SourlisLaw.com.

This space is provided to us free of charge by our sole director and officer. The loss of services of Ms. Sourlis would result in the Company being required to obtain outside office space at a potentially high cost.

We anticipate that we will require additional office space to facilitate the implementation of our business plan once sufficient revenues are attained which would allow such an action. We have recently undertaken a comprehensive review of additional office space available in the Red Bank, New Jersey area and found that many suitable commercial office spaces are perpetually available, and that prices range from approximately $25.00 - $30.00 per square foot. Management of the Company believes that office space of approximately one thousand square feet will be sufficient for current operations, but anticipates that continued growth or expansion could require larger space.

Item 1A. Risk Factors

RISKS ASSOCIATED WITH OUR BUSINESS

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

Risks Related to Our Business

Because we have nominal assets and minimal operations, we are considered a shell company and our business is difficult to evaluate.

Because we nominal operations and minimal assets, we are considered to be a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Because the company is considered a shell company, the securities previously sold in past offerings can only be resold through registration under the Securities Act of 1933, as amended (the “Securities Act”); Section 4(1) of the Securities Act, if available, for non-affiliates; or by meeting the conditions of Rule 144(i) of the Securities Act.

To eliminate our status as a shell company, we are actively pursuing new clients thereby producing revenue and assets. This may be accomplished through our own initiatives and business strategies. Since inception, the Company has been engaged in organizational efforts and in pursuing clients.

As the Company is currently a shell company with nominal assets and operations, there is a risk that we will be unable to continue as a going concern. The Company may have minimal operations or revenues or earnings from operations for several months. We currently do not have any significant assets or revenue. We anticipate we will sustain operating expenses without corresponding revenues. This may result in our incurring a net operating loss that will increase continuously until we can generate revenues. There is no guarantee that we will develop and sustain a suitable business operation.

We are not currently profitable and may not become profitable.

At September 30, 2010, we had $1,936 cash on-hand and our stockholder’s deficit was ($4,843) and there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future, and we may not achieve or maintain profitability. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

Subject to negotiation, our fees may be paid in the form of restricted stock of our clients.

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

We are subject to all of the complications and difficulties associated with new enterprises.

We have a limited history upon which an evaluation of our prospects and future performance can be made. Our proposed operations are subject to all business risks associated with new enterprises. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business operation in an emerging industry, and the continued development of advertising, promotions, and a corresponding customer base. There is a possibility that we could sustain losses in the future, and there are no assurances that we will ever operate profitably.

We are a consulting company and while our management believes that it can implement our business plan, attract highly talented personnel and develop a market for its products and services, our plan of operations are subject to changing needs of target clientele, market conditions and various other factors out of our control. For these and other reasons, the purchase of the Shares should only be made by persons who can afford to lose their entire investment.

Virginia K. Sourlis, the sole officer and director of the Company, currently is a fulltime attorney devoting approximately 40-60 hours a week to outside matters which could result in her inability to properly manage company affairs, resulting in our remaining a start-up company with no revenues or profits.

Our business plan does not provide for the hiring of any additional employees until revenue will support the expense, which is estimated to be the third quarter of operations. Until that time, the responsibility of developing the Company's business and fulfilling the reporting requirements of a public company all fall upon Virginia K. Sourlis, who has limited time to manage the affairs of the Company. We have not formulated a plan to resolve any possible conflict of interest with her other business activities. In the event she is unable to fulfill any aspect of her duties to the Company we may experience a shortfall or complete lack of revenue resulting in little or no profits and eventual closure of the business.

Our sole officer and director is named on the “Prohibited Attorney” list with the Pink OTC Markets, Inc., a private and non-regulatory organization, which could have a perceived negative effect on our business.

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

We do not yet have any substantial assets and are dependent upon Ms. Virginia K. Sourlis. If we do not raise enough capital in securities offerings, our sole officer and director has verbally agreed to fund our operations, which could end at any time, and which will increase our liabilities which could have a negative effect on your common stock.

As of September 30, 2010, Savvy Business Support, Inc. has $1,936 in assets and limited capital resources. To date, our operations have been funded by our sole officer and director pursuant to a verbal, non-binding agreement. Ms. Sourlis has agreed to personally fund the Company’s overhead expenses, including legal, accounting, and operational expenses until the Company can achieve revenues sufficient to sustain its operational and regulatory requirements. Future contributions by Ms. Sourlis to the Company, pursuant to the verbal and non-binding agreement, will be reflected on the financial statements of the Company as liabilities.

Unless the Company begins to generate sufficient revenues to finance operations as a going concern, the Company may experience liquidity and solvency problems. Such liquidity and solvency problems may force us to cease operations if additional financing is not available.

In the event our Company does not have adequate cash on hand, our sole Officer and Director, Ms. Sourlis, has verbally agreed to fund the Company for an indefinite period of time. The funding of the Company by Ms. Sourlis will create a further liability of the Company to be reflected on the Company’s financial statements. Ms. Sourlis’ commitment to personally fund the Company is not contractual and could cease at any moment in her sole and absolute discretion.

Also, as a public company, we will incur professional and other fees in connection with our quarterly and annual reports and other periodic filings the SEC. Such costs can be substantial and we must generate enough revenue or raise money from offerings of securities or loans in order to meet these costs and our SEC filing requirements.

We are highly dependent on the services of Virginia K. Sourlis, our sole officer and sole director.

Our success depends on the efforts and abilities of Virginia K. Sourlis, our sole officer and sole director. Ms. Virginia is a licensed attorney and Managing Partner of The Sourlis Law Firm, a boutique law firm specializing in Corporate and Securities Law, located in Red Bank, New Jersey. Ms. Sourlis’ legal and business credentials and experience is more fully elaborated upon in this Report under the headings “Business – Product Development” and “Directors, Executive Officers, Promoters and Control Persons.” The loss of the services of Ms. Sourlis would have a material adverse effect on us. Our success also depends upon our ability to attract and retain qualified personnel required to fully implement our business plan. There can be no assurance that we will be successful in these efforts. In addition, Virginia Sourlis provides us office space in her professional business office free of charge. Our loss of her services would require us to obtain alternative office space for which we could expect to incur substantial lease fees. Furthermore, Ms. Sourlis’ law firm is representing the Company free of charge. Should we lose Ms. Sourlis as an Officer of the Company, we would immediately start to incur legal fees which could be substantial.

As our business grows, we will need to attract additional employees which we might not be able to do.

We have one part-time officer and director, Ms. Virginia K. Sourlis, the President and sole director. In order to grow and implement our business plan, we would need to add managerial talent to support our business plan. There is no guarantee that we will be successful in adding such managerial talent.

Our business referrals may be subject to conflicts of interest, which could result in the loss of clients.

Much of our services to clients involve referring clients to outside third party service providers. Referrals made by our Company to clients may involve certain conflicts of interest between the Company, Ms. Sourlis individually, Ms. Sourlis’ law firm, and the client. We will make every attempt to ensure that all known and possible conflicts of interest are disclosed to each client upon making such referral and, if not waived by the client, cease working with the client in one or more capacities.

Failure on our part to identify and properly notify a client of any potential conflict of interest could result in legal proceedings, harm to our reputation and goodwill, and generally could have an overall material adverse affect on our business.

Our ability to become profitable and continue as a going concern will be dependent on our ability to attract, employ and retain highly skilled individuals to serve our clients.

The nature of our business requires that we employ “skilled persons”, to perform highly skilled and specialized tasks for our clientele. We define “skilled persons” as professionals with defined skill sets including auditing, corporate accounting, bookkeeping, public company compliance reporting, finance, business writing, and research and development.

While we have identified several skilled persons that we plan on contacting for employment with our Company, as of the date of this Report, we have not contacted nor have we entered into any agreements with any skilled persons, as we do not yet have the funds to retain them.

Our failure to retain such personnel could have a material adverse effect on our ability to offer services to clientele, and could potentially have a negative effect on our business. While we are confident that we will be able to find such persons, there is no guarantee that skilled persons will be available and willing to work for us in the future, nor is there any guarantee that we could afford to retain them if they are available at a future time.

We may not be able to compete successfully with current and future competitors.

Savvy Business Support, Inc. has many potential competitors in the business support industry. We will compete, in our current and proposed businesses, with other companies, some of which have far greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate our intended market and be able to compete profitably, if at all. In addition to established competitors, there is ease of market entry for other companies that choose to compete with us. Effective competition could result in price reductions, reduced margins or have other negative implications, any of which could adversely affect our business and chances for success. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including: larger staffs, greater name recognition, larger customer bases and substantially greater financial, marketing, technical and other resources. To be competitive, we must respond promptly and effectively to the challenges of financial change, evolving standards and competitors' innovations by continuing to enhance our services and sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition, or our failure to compete effectively, could fatally damage our business and chances for success.

We may not be able to manage our growth effectively.

We must continually implement and improve our products and/or services, operations, operating procedures and quality controls on a timely basis, as well as expand, train, motivate and manage our work force in order to accommodate anticipated growth and compete effectively in our market segment. Successful implementation of our strategy also requires that we establish and manage a competent, dedicated work force and employ additional key employees in corporate management, product design, client service and sales. We can give no assurance that our personnel, systems, procedures and controls will be adequate to support our existing and future operations. If we fail to implement and improve these operations, there could be a material, adverse effect on our business, operating results and financial condition.

If we do not continually update our services, they may become obsolete and we may not be able to compete with other companies.

We cannot assure you that we will be able to keep pace with advances or that our services will not become obsolete. We cannot assure you that competitors will not develop related or similar services and offer them before we do, or do so more successfully, or that they will not develop services and products more effective than any that we have or are developing. If that happens, our business, prospects, results of operations and financial condition will be materially adversely affected.

We have agreed to indemnify our officers and directors against lawsuits to the fullest extent of the law.

We are a Nevada corporation. Nevada law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim. Nevada law also authorizes Nevada corporations to indemnify their officers and directors against expenses and liabilities incurred because of their being or having been an officer or director. Our organizational documents provide for this indemnification to the fullest extent permitted by law.

We currently do not maintain any insurance coverage. In the event that we are found liable for damage or other losses, we would incur substantial and protracted losses in paying any such claims or judgments. We have not maintained liability insurance in the past, but intend to acquire such coverage immediately upon resources becoming available. There is no guarantee that we can secure such coverage or that any insurance coverage would protect us from any damages or loss claims filed against it.

If we engage in any acquisition, we will incur a variety of costs and may never realize the anticipated benefits of the acquisition.

We may attempt to acquire businesses, technologies, services or products or license technologies that we believe are a strategic fit with our business. We have limited experience in identifying acquisition targets, and successfully completing and integrating any acquired businesses, technologies, services or products into our current infrastructure. The process of integrating any acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. As a result, we will incur a variety of costs in connection with an acquisition and may never realize our anticipated benefits.

We may engage in transactions that present conflicts of interest.

The Company’s officers and directors may enter into agreements with the Company from time to time which may not be equivalent to similar transactions entered into with an independent third party. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While we believe that it will take prudent steps to ensure that all transactions between the Company and any officer or director is fair, reasonable, and no more than the amount it would otherwise pay to a third party in an “arms’-length” transaction, there can be no assurance that any transaction will meet these requirements in every instance.

Risks Relating to Ownership of Our Common Stock

There is no active market for our Common Stock. One may never develop or if developed, be sustained and you could lose your investment in our Common Stock.

Currently, there is no active trading market for our Common Stock. We are currently in the process to request that a broker-dealer/market maker submit an application to make a market for our Common Stock shares on the OTC Bulletin Board. There can be no assurance, however, that the application will be accepted or that any trading market will ever develop or be maintained on the OTC Bulletin Board. Any trading market that may develop in the future for our Common Stock will most likely be very volatile; and numerous factors beyond our control may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. Therefore, only upon the effective date of this Report will our Common Stock become eligible to be quoted on the OTC Bulletin Board. In the event that we lose our status as a "reporting issuer," any future quotation of our Common Stock on the OTC Bulletin Board may be jeopardized.

Due to the lack of a trading market for our securities, investors may have difficulty selling any shares they purchase.

There is presently no demand for our Common Stock and no public market exists for our shares. We are in the process of having a market maker apply to have the shares quoted on the OTC Electronic Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale.

The failure to comply with the internal control evaluation and certification requirements of Section 404 of Sarbanes-Oxley Act could harm our operations and our ability to comply with our periodic reporting obligations.

Our Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We are also required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

This process may divert internal resources and will take a significant amount of time, effort and expense to complete. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting. We may experience higher than anticipated operating expenses as well as outside auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to be compliant with Section 404. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our stock will be considered a penny stock for the foreseeable future. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker- dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse, where such net worth excludes the value of such person’s primary residence. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority's requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

The price of our shares of Common Stock in the future may be volatile.

If a market ever develops for our Common Stock, of which no assurances can be given, the market price of our Common Stock will likely be volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including: technological innovations or new products and services by us or our competitors; additions or departures of key personnel; sales of our Common Stock; our ability to integrate operations, technology, products and services; our ability to execute our business plan; operating results below expectations; loss of any strategic relationship; industry developments; economic and other external factors; and period-to-period fluctuations in our financial results. Because we have a very limited operating history with no revenues to date, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common Stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Properties

Our executive office is currently located 214 Broad Street, Red Bank New Jersey 07701. Our main telephone number is (732) 530-9007. Our fax number is (732) 530-9008. Our Officer, Virginia K. Sourlis, may also be reached at any time by email at Virginia@SourlisLaw.com.

This space is provided to us free of charge by our sole director and officer. The loss of services of Ms. Sourlis would result in the Company being required to obtain outside office space at a potentially high cost.

We anticipate that we will require additional office space to facilitate the implementation of our business plan once sufficient revenues are attained which would allow such an action. We have recently undertaken a comprehensive review of additional office space available in the Red Bank, New Jersey area and found that many suitable commercial office spaces are perpetually available, and that prices range from approximately $25.00 - $30.00 per square foot. Management of the Company believes that office space of approximately one thousand square feet will be sufficient for current operations, but anticipates that continued growth or expansion could require larger space.

Item 3. Legal Proceedings

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

Other than the above-mentioned, we are not currently a party to any legal proceedings nor do we have knowledge of any pending or threatened legal claims.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no active market for our Common Stock.

Currently, there is no active trading market for our Common Stock. We are in the process of engaging a broker-dealer/market maker in order for them to submit an application, on behalf of the Company, to make a market for our Common Stock shares on the OTC Bulletin Board. There can be no assurance, however, that the application will be accepted or that any trading market will ever develop or be maintained on the OTC Bulletin Board. Any trading market that may develop in the future for our Common Stock will most likely be very volatile and numerous factors beyond our control may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. Therefore, only upon the effective date of this Report will our Common Stock become eligible to be quoted on the OTC Bulletin Board. In the event that we lose our status as a "reporting issuer," any future quotation of our Common Stock on the OTC Bulletin Board may be jeopardized.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Securities and Exchange Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

 These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of September 30, 2010, we had one (1) holder of our common stock, Ms. Virginia Sourlis, our sole officer and director. As of the filing date of this annual report with SEC, we have approximately 15 holders of record of our common stock.

General

Under our Certificate of Incorporation, we are authorized to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of Common Stock, par value $0.0001 per share, or Common Stock and 10,000,000 are preferred stock, par value $0.0001 per share, or Preferred Stock. As of the date hereof, 5,050,000 shares of our Common Stock are issued and outstanding, and there are approximately 15 holders of record of our Common Stock. Because we currently have nominal operations and minimal assets, we are currently considered to be a shell company as defined in Rule 12b-2 of the Exchange Act, as amended. Because the company is considered a shell company, the securities sold in previously offerings can only be resold through registration under the Securities Act of 1933, as amended (the “Securities Act”); Section 4(1) of the Securities Act, if available, for non-affiliates; or by meeting the conditions of Rule 144(i) of the Securities Act.

Common Stock

Pursuant to our bylaws, our Common Stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our board of directors with respect to any series of preferred stock, the holders of our Common Stock possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our Common Stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our Common Stock representing one-percent (1%) of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Certificate of Incorporation. Our Certificate of Incorporation do not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding series of preferred stock created by our board of directors from time to time, the holders of shares of our Common Stock will be entitled to such cash dividends as may be declared from time to time by our board of directors from funds available therefore.

Subject to any preferential rights of any outstanding series of preferred stock created from time to time by our board of directors, upon liquidation, dissolution or winding up of our company, the holders of shares of our Common Stock will be entitled to receive, on a pro rata basis, all assets of our company available for distribution to such holders.

In the event of any merger or consolidation of our company with or into another company in connection with which shares of our Common Stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of our Common Stock will be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash), on a pro rata basis.

Holders of our Common Stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes our board of directors to issue up to 10,000,000 shares of preferred stock in one or more designated series, each of which shall be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. Our board of directors is authorized, without stockholders’ approval, within any limitations prescribed by law and our Certificate of Incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock including but not limited to the following:

(a)	the rate of dividend, the time of payment of dividends, whether dividends are cumulative, and the date from which any dividends shall accrue;

(b)	whether shares may be redeemed, and, if so, the redemption price and the terms and conditions of redemption;

(c)	the amount payable upon shares of preferred stock in the event of voluntary or involuntary liquidation;

(d)	sinking fund or other provisions, if any, for the redemption or purchase of shares of preferred stock;

(e)	the terms and conditions on which shares of preferred stock may be converted, if the shares of any series are issued with the privilege of conversion;

(f)
voting powers, if any, provided that if any of the preferred stock or series thereof shall have voting rights, such preferred stock or series shall vote only on a share for share basis with our Common Stock on any matter, including but not limited to the election of directors, for which such preferred stock or series has such rights; and

(g)
subject to the above, such other terms, qualifications, privileges, limitations, options, restrictions, and special or relative rights and preferences, if any, of shares or such series as our board of directors may, at the time so acting, lawfully fix and determine under the laws of the State of New Jersey.

As of the date of this Report, we have no shares of Preferred Stock issued and outstanding, nor have we designated any classes of Preferred Stock.

Dividend Policy

We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

Options

We have not issued and do not have outstanding any options to purchase shares of our Common Stock

Convertible Securities

We have not issued and do not have outstanding any securities convertible into shares of our Common Stock or any rights convertible or exchangeable into shares of our Common Stock.

Recent Sales of Unregistered Securities

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

EXPERTS

Joseph M. Patricola, Esq. of The Sourlis Law Firm has assisted us in the preparation of this Report and will provide counsel with respect to other legal matters concerning the registration and offering of the Common Stock.

Conner & Associates, PC, the Company’s independent registered accounting firm, has audited our financial statements included in this Report and report to the extent and for the periods set forth in their audit report. Conner & Associates, PC has presented its report with respect to our audited financial statements.

DISCLOSURE OF COMMISSION POSITION OF
INDEMNIFICATION FOR SECURITIES ACT LIABILITIES

Our Articles of Incorporation and Bylaws provide no director shall be liable to the corporation or any of its stockholders for monetary damages for breach of fiduciary duty as a director, except with respect to (1) a breach of the director’s duty of loyalty to the corporation or its stockholders, (2) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (3) liability which may be specifically defined by law or (4) a transaction from which the director derived an improper personal benefit, it being the intention of the foregoing provision to eliminate the liability of the corporation’s directors to the corporation or its stockholders to the fullest extent permitted by law. The corporation shall indemnify to the fullest extent permitted by law each person that such law grants the corporation the power to indemnify.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with "Selected Historical Financial Data" and our consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under "Risk Factors," "Special Note Regarding Forward-Looking Statements" and elsewhere in this report.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this Report. See "Risk Factors."

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Savvy” in this Report collectively refers to the Company, Savvy Business Support, Inc.

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

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements as of September 30, 2010 included in the Report, and for the period April 30, 2010 (date of inception) to September 30, 2010.

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

Status as a Shell Company

As of September 30, 2010, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended. Because the Company is considered a shell company, the securities sold in previous offerings can only be resold through registration under the Securities Act of 1933, as amended (the “Securities Act”); Section 4(1) of the Securities Act, if available, for non-affiliates; or by meeting the conditions of Rule 144(i) of the Securities Act.

Therefore, an investment in our Company should be considered extremely risky and an investment suitable only for those who can afford to lose the entirety of their investment.

Rule 419

The Company is not a “blank check company” as defined by Rule 419 of the Securities Act of 1933, as amended (“Rule 419”), and therefore this Report need not comply with the requirements of Rule 419.

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

▪
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
▪
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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit of ($9,843) for the period from April 30, 2010 (inception) to September 30, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The following table provides selected financial data about our company for the period from April 30, 2010 (date of inception) through September 30, 2010. For detailed financial information, see the financial statements included in this Report.

Balance Sheet Data as of September 30, 2010:

Cash	$1,936
Total assets	$1,936
Total liabilities	$6,779
Deficiency in Assets	$(4,843)

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise from this uncertainty.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Results of Operations

As of September 30, 2010, our cash on hand was $1,936.

As of September 30, 2010, our total assets were $1,936.

As of September 30, 2010, our total current liabilities were $6,779. Total current liabilities are comprised of accounts payable (trade) of $3,500 and due to shareholder of $3,279 as of September 30, 2010.

Total Stockholders’ Deficit. Our deficiency in assets was ($4,843) as of September 30, 2010.

Accounts Payable and Accrued Expenses. As of September 30, 2010, the Company incurred $3,500 in accounts payable. The accounts payable primarily consist of audit and SEC filing fees as the Company commenced its SEC reporting requirements after the SEC declared the Company’s initial S-1 filing effective on August 12, 2010.

Fiscal Year Ended September 30, 2010

Revenues. We had no revenues for the fiscal year ended September 30, 2010. Since April 30, 2010 (date of inception), we have not realized any revenues.

Net Loss. We had a net loss of $9,843 for the fiscal year ended September 30, 2010. The net loss was primarily due to incurred .audit and SEC filing fees as the Company commenced its SEC reporting requirements after the SEC declared the Company’s initial S-1 filing effective on August 12, 2010.

Operating expenses. Our total operating expenses for the fiscal year ended September 30, 2010 were $9,843. This was primarily comprised of audit and SEC filing fees as the Company commenced its SEC reporting requirements after the SEC declared the Company’s initial S-1 filing effective on August 12, 2010.

From April 30, 2010 (date of inception) to September 30, 2010 and through November 30, 2010, the Sourlis Law Firm did not charge the Company for any legal services that the firm performed on the Company’s behalf as they relate to the Company’s initial S-1 filing with the SEC on May 27, 2010 and any subsequent legal work related to the Company’s SEC reporting requirements.

Liquidity and Capital Resources

At September 30, 2010, we had $1,936 in cash on hand and total liabilities of $6,779 and there is substantial doubt as to our ability to continue as a going concern.

To date, our operations have been funded by our sole officer and director pursuant to a verbal, non-binding agreement. Ms. Sourlis has agreed to personally fund the Company’s operating and SEC reporting expenses until the Company can achieve revenues sufficient to sustain its operational and regulatory requirements. Future contributions by Ms. Sourlis to the Company, pursuant to the verbal and non-binding agreement, will be reflected on the financial statements of the Company as liabilities.

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

Off –Balance Sheet Operations

As of September 30, 2010, the Company does not have any off-balance sheet activities nor operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of September 30, 2010 and for the period April 30, 2010 (date of inception) to September 30, 2010.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2010, the Company maintained one bank account with a financial institution located in New Jersey.

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

Revenue Recognition

For the period April 30, 2010 (inception) to September 30, 2010, the Company did not realize any revenue

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

As of September 30, 2010, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

As of September 30, 2010, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

CONTRACTUAL OBLIGATIONS AS OF September 30, 2010

There are no contractual obligations on the Company’s Balance sheet as of September 30, 2010.

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	$0	$0	$0	$0	$0
Operating Lease Obligations	$0	$0	$0	$0	$0
Purchase Obligations	$0	$0	$0	$0	$0
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	$0	$0	$0	$0	$0
Total	$0	$0	$0	$0	$0

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

 Item 8. Financial Statements and Supplementary Data

F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
F-2	BALANCE SHEET
F-3	STATEMENT OF OPERATIONS
F-4	STATEMENT OF CHANGES IN DEFICIENCY IN ASSETS
F-5	STATEMENT OF CASH FLOWS
F-6	NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Savvy Business Support, Inc.
Red Bank, New Jersey

We have audited the accompanying balance sheet of Savvy Business Support, Inc. (a Development Stage Enterprise) (the “Company”) as of September 30, 2010, and the related statements of operations, deficiency in assets and cash flows for the period from April 30, 2010 (inception) to September 30, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2010, and the results of its operations and its cash flows for the period from April 30, 2010 (inception) to September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 & 7 to the financial statements, the Company is in the development stage and has not realized any revenue since April 30, 2010 (date of inception).  The Company’s ability to continue as a going concern is dependent upon its ability to realize revenue, develop additional sources of capital, and ultimately achieve profitable operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Conner & Associates, PC
CONNER & ASSOCIATES, PC
Newtown, Pennsylvania
29 November 2010

SAVVY BUSINESS SUPPORT, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET

09/30/2010
ASSETS

Current assets
Cash	$1,936

Total assets	$1,936

LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities
Accounts payable	$3,500
Due to shareholder	3,279

Total liabilities	6,779

Commitment and contingencies	-

Stockholders' equity
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued	-
Common stock, $.0001 par value, authorized 100,000,000 shares;
5,000,000 issued and outstanding	500
Additional paid-in capital	4,500
Deficit accumulated during the development stage	(9,843)

Total deficiency in assets	(4,843)

Total liabilities and deficiency in assets	$1,936

The accompanying notes should be read in conjunction with the financial statements

SAVVY BUSINESS SUPPORT, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS

For the period of
April 30, 2010 (inception)
to September 30, 2010

Net sales	$-

Cost of sales	-

Gross profit	-

Operating expenses
General and administrative expenses	50
Professional fees	9,793
Total operating expenses	9,843

Income (loss) from operations	(9,843)

Provision for income taxes	-

Net (loss)	$(9,843)

Weighted average number of common shares outstanding
(basic and fully diluted)	5,000,000

Basic and diluted (loss) per common share	Nil

Nil = < $.01

The accompanying notes should be read in conjunction with the financial statements

SAVVY BUSINESS SUPPORT, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CHANGES IN DEFICIENCY IN ASSETS
For the period April 30, 2010 (Inception) to September 30, 2010

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development	Deficiency
	Shares	Amount	Capital	Stage	In Assets

Balance - April 30, 2010 (Inception)	-	$-	$-	$-	$-

Issuance of common shares	5,000,000	500	4,500	-	5,000

Net (loss)	-	-	-	(9,843)	(9,843)

Balance, September 30, 2010	5,000,000	$500	$4,500	$(9,843)	$(4,843)

The accompanying notes should be read in conjunction with the financial statements

SAVVY BUSINESS SUPPORT, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS

For the period of
April 30, 2010 (inception)
to September 30, 2010

Cash flows from operating activities
Net (loss)	$(9,843)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Increase (decrease) in accounts payable	3,500

Net cash (used in) operating activities	(6,343)

Cash flows from investing activities	-

Cash flows from financing activities
Proceeds from issuance of common stock	5,000
Proceeds from due to shareholder, net	3,279

Net cash provided by financing activities	8,279

Net increase in cash and cash equivalents	1,936

Cash - beginning of period	-

Cash - end of period	$1,936

Supplemental disclosure of cash flow information:
Taxes paid	-
Interest paid	$-

The accompanying notes should be read in conjunction with the financial statements

SAVVY BUSINESS SUPPORT, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 - Organization

Savvy Business Support, Inc. (“the Company”) was incorporated in State of Nevada on April 30, 2010.

The Company is a development stage business consulting company with a principal business of offering general business services/support to start-up companies, small and medium business planning to expand, individuals, and other businesses and organizations.

 NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of September 30, 2010 and for the period April 30, 2010 (date of inception) to September 30, 2010.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2010, the Company maintained one bank account with a financial institution located in New Jersey.

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

Revenue Recognition

For the period April 30, 2010 (inception) to September 30, 2010, the Company did not realize any revenue

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

As of September 30, 2010, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

As of September 30, 2010, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

 NOTE 3.  – Related Party Transactions

Office Rent

As of September 30, 2010, the Company operated out of the premises of The Sourlis Law Firm offices on a rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to this office space arrangement.

For the period April 30, 2010 (date of inception) to September 30, 2010, the rent expense was zero.

Legal Services

From April 30, 2010 (date of inception) to September 30, 2010, the Sourlis Law Firm did not charge the Company for any legal services that the firm performed on the Company’s behalf as they relate to the Company’s initial S-1 filing with the SEC on May 27, 2010 and any subsequent legal work related to the Company’s SEC reporting requirements.

As of September 30, 2010, the Managing Partner of the Sourlis Law Firm, Virginia K. Sourlis, is the Company’s Sole Officer, Sole Director and Sole Shareholder of the Company.

NOTE 4 − Preferred Stock

As of September 30, 2010, the Company is authorized to issue 10,000,000 shares of Preferred Stock, par value of $0.0001 per share of which no preferred stock was issued and outstanding.

NOTE 5 − Common Stock

As of September 30, 2010, the Company is authorized to issue 100,000,000 shares of Common Stock, par value of $0.0001 per share of which 5,000,000 shares of common stock were issued and outstanding to the Company’s sole officer and director for total consideration of $5,000.

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

As of September 30, 2010, the Company has $3,839 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believer future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period April 30, 2009 (inception) to September 30, 2010. As of September 30, 2010, the Company has federal net operating loss carry forwards of approximately $9,843 available to offset future taxable income through 2030, subject to the change in control provisions under the Internal Revenue Code. The difference between the tax provision at the statutory federal income tax rate on September 30, 2010 and the tax provision attributable to loss before income taxes is as follows:

For the period
April 30, 2010
(inception) through
September 30, 2010

Statutory federal income taxes	34.0%
State taxes, net of federal benefits	5.0%
Valuation allowance	-39.0%
Income tax rate	-

As of September 30, 2010, the Company has tax reporting requirements to the Internal Revenue Service, the State of Nevada and to the State of New Jersey.

NOTE 7 − Going Concern

As of September 30, 2010, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period from April 30, 2010 (inception) to September 30, 2010, the Company incurred losses of $9,843 consisting of professional and SEC audit fees for the Company to maintain its SEC reporting requirements.

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

As of November 30, 2010, the date the audited financial statements were available to be issued, there are no other subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for the period ended September 30, 2010.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9AT. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our sole officer, sole director, Principal Executive Officer and Principal Financial Officer, Ms. Virginia K. Sourlis, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within ninety (90) days prior to the filing of our September 30, 2010 Form 10-K.

Based upon that evaluation, our Management has concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

Our Principal Executive Officer/Principal Financial Officer has concluded that our disclosure controls and procedures had the following material weaknesses:

•
We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our 2010 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2011, subject to our ability to obtain sufficient future financing and subject to our ability to produce revenue in the short term.

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, with the participation of our sole officer, sole director, Principal Executive Officer and Principal Financial Officer, Ms. Virginia K. Sourlis,, assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of September 30, 2010 due to control deficiencies that constituted material weaknesses.

Management has identified a lack of sufficient personnel in the accounting function due to the limited resources of the Company with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.

We are in the process of developing and implementing remediation plans to address our material weaknesses in the Company’s internal controls.

Management has identified specific remedial actions to address the material weaknesses described above:

•
Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. We plan to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once we have achieved positive cash flow from operations, and/or have raised significant additional working capital.

•	Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended September 30, 2010 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management and Director Biographies

The following table sets forth the respective names, ages and positions of our directors and executive officers as well as the year that each of them commenced serving as a director of the Company. The terms of all of the directors, as identified below, will run until our annual meeting of stockholders in 2011 or until their successors are elected and qualified.

Person and Position:	Age:	Held Position Since:
Virginia K. Sourlis President and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	46	April 30, 2010

Management and Director Biographies

Each of the foregoing person(s) may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities Act. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

Virginia K. Sourlis, our President and sole Director, is the founder and owner of The Sourlis Law Firm (Est. 1997), a boutique securities law firm located in Red Bank, New Jersey. Her firm represents several brokerage firms and SEC and state registered investment advisors. Her firm also represents numerous private and publicly traded companies that are located in the United States and abroad in all stages of their development, from start-up to being a publicly traded company.

Ms. Sourlis’ law firm handles Rule 504, 505 and 506 private placements, underwritten and self-underwritten public offerings (also direct and shelf), Regulation A Offerings, Mergers and Acquisitions, Rule 15c2-11 Pink Sheet (and unsolicited quote) and OTCBB applications, Regulation of formal/informal disclosure requirements, 1933 and 1934 Act Reports (i.e. Form S-1, Form 10), compliance with FINRA Rules and Regulations, FINRA audits, SEC audits, Rule 144/144A transactions and legal opinions, Sarbanes Oxley Act compliance, Blue Sky law compliance, Proxy Statements and Information Statements, Form 10-Ks, Form 10-Qs, Form 8-Ks, Forms 3, 4, & 5, and Forms 13G & 13D, and counsel and advise companies regarding general securities and corporate/business legal matters.

Virginia K. Sourlis, Esq. studied at Oxford University, England (1985), graduated from Stanford University, California (1986) and received her MBA and JD from Villanova University, Pennsylvania (1991). Virginia formerly served as an arbitrator and chairperson for the National Association of Securities Dealers, Inc. (“NASD”) and New York Stock Exchange (“NYSE”), and is a Director of the Eastern Monmouth Area Chamber of Commerce, and a member of the New Jersey Bar Association, Monmouth Bar Association, ACCA, ABA and NJCCA, received a full scholarship to Stanford University, Palo Alto, CA, an All American Collegiate basketball player at Stanford University (point guard), an Olympic basketball finalist, a retired professional basketball player, All-American high school basketball player, and retired high school basketball uniform (#10).

Involvement in Certain Legal Proceedings

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

 Information Concerning Non-Director Executive Officers

We currently have no executive officers serving who are non-directors.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, all of the Company's executive officers, directors and greater than 10% beneficial owners of its Common Stock have complied with Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered since April 30, 2010 (Inception):

Name and Position	Year	Annual Compensation

Virginia K. Sourlis, President & Sole Director	2010	None

Officer Compensation

We have not paid any salary, bonus or other compensation to our officers and directors since our inception. We presently have no compensation arrangements with our officers and directors. We do not anticipate paying our officers in the next 12 months.

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings.

Stock Option Grants

The Company has never issued any stock options to officers, employees or otherwise.

Employment Agreements

We currently have no employment agreements with any personnel, executive officers or directors.

Significant Employees

We have no significant employees other than our executive officer and director named in this Report. We intend to conduct our business through agreements with consultants and arms-length third parties. As of the date of this Report, we have not contracted with any party.

Committees of the Board of Directors

At this time, we have not formed any committees due to the limited personnel at the director and officer level.

Code of Ethics

We have adopted a Code of Ethics and Code of Business Conduct that applies to our officers and directors, and critical employees.

Term of Office

Our director is appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership as of the date of this Report by (i) each Named Executive Officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our Common Stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our Common Stock listed as owned by such person.

As of the date of this Report, we have 5,050,000 shares of Common Stock issued and outstanding and 0 shares of Preferred Stock issued and outstanding.

Name and Position	Shares of Common Stock	Percentage of Class (Common)	Shares of Preferred Stock	Percentage of Class (Preferred)
Virginia K. Sourlis, Sole Officer and Director	5,010,000	99.21%	0	0

Directors and Officers as a group (1 person)	5,010,000	99.21%	0	0

Item 13. Certain Relationships and Related Transactions, and Director Independence

Virginia K. Sourlis is our sole officer and director. We are currently operating out of the premises of The Sourlis Law Firm offices, owned and operated by Virginia Sourlis. This arrangement was agreed upon by Ms. Sourlis on a rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to said arrangement. Should Ms. Sourlis leave the Company, this arrangement would certainly come to an end, and the Company would be required to seek offices elsewhere potentially at a great cost in lease fees.

In addition Ms. Sourlis law firm, The Sourlis Law Firm currently represents the Company and does not charge the Company for legal fees. Should Ms. Sourlis leave the Company, the Company would be required to retain legal counsel and the costs could be substantial.

Other than the foregoing, we do not currently have any conflicts of interest. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

On April 30, 2010 the Company issued a total of 5,000,000 restricted shares of Common Stock, par value $0.0001, to Ms. Sourlis, for $5,000 as founder stock.

In the event our Company does not have adequate cash on hand, our sole Officer and Director, Ms. Sourlis, has verbally agreed to fund the Company for an indefinite period of time. The funding of the Company by Ms. Sourlis will create a further liability to the Company to be reflected on the Company’s financial statements. Ms. Sourlis’ commitment to personally fund the Company is not contractual and could cease at any moment in her sole and absolute discretion.

To date, our operations have been funded by our sole officer and director pursuant to a verbal, non-binding agreement. Ms. Sourlis has agreed to personally fund the Company’s overhead expenses, including audit, SEC filing fees, and operational expenses until the Company can achieve revenues sufficient to sustain its operational and regulatory requirements. The Company does not currently owe Ms. Sourlis any money as of the date of this Report, as Ms. Sourlis’ monetary funding to the Company as of the date hereof has not been categorized as loans made to the Company, but as contributions for which she has received founders stock. Future contributions by Ms. Sourlis to the Company, pursuant to the verbal and non-binding agreement, will be reflected on the financial statements of the Company as liabilities.

Indemnification

Pursuant to the Articles of Incorporation and By-Laws of the Company, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions above, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities, other than the payment by us of expenses incurred or paid by one of our directors, officers, or controlling persons in the successful defense of any action, suit or proceeding, is asserted by one of our directors, officers, or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification is against public policy as expressed in the Securities Act, and we will be governed by the final adjudication of such issue.

Director Independence

The OTCBB on which we plan to have our shares of common stock quoted does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15). Based on those widely-accepted criteria, we have determined that our Directors are not independent at this time.

No member of management is or will be required by us to work on a full time basis, although our president currently devotes fulltime to us. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2010	$6,000	Conner & Associates, P.C.

 (2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0	Conner & Associates, P.C.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2010	$0	Conner & Associates, P.C.

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0	Conner & Associates, P.C.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV.
Item 15. Exhibits and Reports on Form 8-K

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2010.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

(b)           Reports on Form 8-K.  None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 30, 2010	By: /s/ VIRGINIA K. SOURLIS
Name: Virginia K. Sourlis Title: President (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Signature	Title	Date

/s/ VIRGINIA K. SOURLIS	President	November 30, 2010
Virginia K. Sourlis	(Principal Executive Officer,
Principal Financial Officer
and Principal Accounting Officer)

Date: November 30, 2010	By: /s/ VIRGINIA K. SOURLIS
Name: Virginia K. Sourlis
Title: Sole Director

Signature	Title	Date

/s/ VIRGINIA K. SOURLIS	Sole Director	November 30, 2010
Virginia K. Sourlis