Form 10-Q
period 2010-12-31
SAVVY BUSINESS SUPPORT INC
filed 2011-02-11
CIK 1492617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 11, 2011, there were 5,050,000 shares of common stock outstanding and no shares of preferred stock outstanding.

TABLE OF CONTENTS

PART I
Item 1. Financial Statements.

SAVVY BUSINESS SUPPORT, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	12/31/2010	09/30/2010
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$3,386	$1,936

Total assets	$3,386	$1,936

LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities
Accounts payable	$800	$3,500
Due to shareholder	3,859	3,279

Total liabilities	4,659	6,779

Commitment and contingencies	-	-

Deficiency in Assets
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued
Common stock, $.0001 par value, authorized 100,000,000 shares;
5,050,000 and 5,000,000 issued and outstanding	505	500
Additional paid-in capital	9,495	4,500
Deficit accumulated during the development stage	(11,273)	(9,843)

Total deficiency in assets	(1,273)	(4,843)

Total liabilities and deficiency in assets	$3,386	$1,936

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

SAVVY BUSINESS SUPPORT, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

	For the three	For the period of
	months ended	April 30, 2010 (inception)
	December 31, 2010	to December 31, 2010
	(Unaudited)	(Unaudited)

Net sales	$-	$-

Cost of sales	-	-

Gross profit	-	-

General and administrative expenses	50	100
Professional fees	1,380	11,173
Total expenses	1,430	11,273

Income (loss) from operations	(1,430)	(11,273)

Provision for income taxes	-	-

Net (loss)	$(1,430)	$(11,273)

Weighted average number of
common shares outstanding
(basic and fully diluted)	5,013,184	5,002,199

Basic and diluted (loss) per common share	Nil	Nil

Nil = < $.01

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

SAVVY BUSINESS SUPPORT, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

	For the three	For the period of
	months ended	April 30, 2010 (inception)
	December 31, 2010	to December 31, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss)	$(1,430)	$(11,273)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
Increase (decrease) in accounts payable	(2,700)	800

Net cash (used in) operating activities	(4,130)	(10,473)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from issuance of common stock	5,000	10,000
Proceeds from due to shareholder, net	580	3,859

Net cash provided by financing activities	5,580	13,859

Net increase in cash and cash equivalents	1,450	3,386

Cash - beginning of period	1,936	-

Cash - end of period	$3,386	$3,386

Supplemental disclosure of cash flow information:
Taxes paid	-	-
Interest paid	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

SAVVY BUSINESS SUPPORT, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

NOTE 1 - Organization

Savvy Business Support, Inc. (“the Company”) was incorporated in State of Nevada on April 30, 2010 and is authorized to do business in the State of New Jersey.

The Company is a development stage business consulting company with a principal business of offering general business services/support to start-up companies, small and medium business planning to expand, individuals, and other business and organizations.

 NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three months ended December 31, 2010, along with the period April 30, 2010 (date of inception) to December 31, 2010.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2010, the Company maintained one bank account with a financial institution located in New Jersey.

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

Revenue Recognition

For the period April 30, 2010 (inception) to December 31, 2010, the Company did not realize any revenue

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

As of December 31, 2010, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

As of December 31, 2010, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

 NOTE 3 – Related Party Transactions

Office Rent

As of December 31, 2010, the Company operated out of the premises of The Sourlis Law Firm offices on a rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to this office space arrangement.

For the period April 30, 2010 (date of inception) to December 31, 2010, the rent expense was zero.

Legal Services

From April 30, 2010 (date of inception) to December 31, 2010, the Sourlis Law Firm did not charge the Company for any legal services that the firm performed on the Company’s behalf as they relate to the Company’s initial S-1 filing with the SEC on May 27, 2010 and any subsequent legal work related to the Company’s SEC reporting requirements.

As of December 31, 2010, the Managing Partner of the Sourlis Law Firm, Virginia K. Sourlis, is the Sole Officer and Sole Director of the Company.

NOTE 4 − Preferred Stock

As of December 31, 2010, the Company is authorized to issue 10,000,000 shares of Preferred Stock, par value of $0.0001 per share; no preferred stock was issued and outstanding.

NOTE 5 − Common Stock

As of December 31, 2010, the Company is authorized to issue 100,000,000 shares of Common Stock, par value of $0.0001 per share; 5,050,000 shares of common stock were issued and outstanding.

On May 20, 2010, the Company raised $5,000 from the sale of 5,000,000 common shares of the Company.

On November 15, 2010, the Company raised $5,000 from the sale of 50,000 common shares of the Company’s stock through an initial public offering at $0.10 per share.

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

As of December 31, 2010, the Company has $4,396 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believer future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period April 30, 2009 (inception) to December 31, 2010. As of December 31, 2010, the Company has federal net operating loss carry forwards of approximately $11,273 available to offset future taxable income through 2030.  The difference between the tax provision at the statutory federal income tax rate on December 31, 2010 and the tax provision attributable to loss before income taxes is as follows:

For the period
April 30, 2010
(inception) through
December 31, 2010

Statutory federal income taxes	34.0%
State taxes, net of federal benefits	5.0%
Valuation allowance	-39.0%
Income tax rate	-

As of December 31, 2010, the Company has tax reporting requirements to the Internal Revenue Service, the State of Nevada and to the State of New Jersey.

NOTE 7 − Going Concern

As of December 31, 2010, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period from April 30, 2010 (inception) to December 31, 2010, the Company incurred losses of $11,273 consisting of professional and SEC audit fees for the Company to maintain its SEC reporting requirements.

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

NOTE 8 – Subsequent Events

As of February 11, 2011, the date the interim financial statements were available to be issued, there are no other subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for three months ended December 31, 2010.

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

The Company believes that raising $200,000 through the sale of common equity will be sufficient for the Company to become operational and sustain operations through the next twelve (12) months. We believe that the recurring revenues from services performed will be sufficient to support ongoing operations. Unfortunately, this can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from services will be adequate to maintain our business. Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the Report, for the period April 30, 2010 (inception) to September 30, 2010.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit of $11,273 for the period from April 30, 2010 (inception) to December 31, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The following table provides selected financial data about our company for the period from the date of inception through December 31, 2010. For detailed financial information, see the financial statements included in this Report.

Balance Sheet Data:

Cash	$3,386
Total assets	$3,386
Total liabilities	$4,659
Total deficiency in assets	$1,273

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

Results of Operations

As of December 31, 2010, our cash on hand was $3,386.

As of December 31, 2010, our total assets were $3,386.

As of December 31, 2010, our total current liabilities were $4,659. Total current liabilities are comprised of accounts payable (trade) of $800 and due to shareholder of $3,859 as of December 31, 2010.

Total Stockholders’ Deficit. Our deficiency in assets was $1,273 as of December 31, 2010.

Accounts Payable and Accrued Expenses. As of December 31, 2010, the Company incurred $800 in accounts payable. The accounts payable primarily consist of audit and SEC filing fees as the Company commenced its SEC reporting requirements after the SEC declared the Company’s initial S-1 filing effective on August 12, 2010.
.
Three months Ended December 31, 2010

Revenues. We had no revenues for the three months ended December 31, 2010. To date, we have not attained any revenues.

Net Loss. We had a net loss of $1,430 for the three months ended December 31, 2010. The net loss was primarily due to incurred legal and professional fees.

Operating expenses. Our operating expenses include website maintenance fees, general and administrative expenses, legal and professional fees. Our total operating for the three months ended December 31, 2010 was $1,430. This was primarily comprised of legal and professional fees in the amount of $1,380.

Liquidity and Capital Resources

At December 31, 2010, we had $3,386 in cash on hand and total liabilities of $4,659 and there is substantial doubt as to our ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period April 30, 2010 (date of inception) to December 31, 2010.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2010, the Company maintained one bank account with a financial institution located in New Jersey.

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

Revenue Recognition

For the period April 30, 2010 (inception) to December 31, 2010, the Company did not realize any revenue

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

As of December 31, 2010, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

As of December 31, 2010, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

CONTRACTUAL OBLIGATIONS AS OF December 31, 2010

There are no contractual obligations on the Company’s Balance sheet as of December 31, 2010.

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

Based upon that evaluation, our Management has concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2010, the Company raised $5,000 from the sale of 50,000 common shares of the Company’s stock through an initial public offering at $0.10 per share.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

Item 5. Other Information.

N/A.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: February 11, 2011	By: /s/ VIRGINIA K. SOURLIS
Name: Virginia K. Sourlis Title: President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)