Form 10-Q
period 2011-03-31
SAVVY BUSINESS SUPPORT INC
filed 2011-05-16
CIK 1492617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number: 333-167130

SAVVY BUSINESS SUPPORT, INC.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	27-2473958
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

The Courts of Red Bank 130 Maple Avenue, Suite 9B2 Red Bank, NJ	07701
(Address of Principal Executive Offices)	(Zip Code)

(732) 530-9007
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Copies to:
The Sourlis Law Firm
Joseph M. Patricola, Esq.
The Courts of Red Bank
130 Maple Avenue, Suite 9B2
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

As of May 16, 2011, there were 5,050,000 shares of common stock outstanding and no shares of preferred stock outstanding.

PART I

Item 1. Financial Statements.
SAVVY BUSINESS SUPPORT, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	March 31, 2011	September 30, 2010
	(Unaudited)
ASSETS

Current assets
Cash	$2,227	$1,936
Prepaid expenses	260	-

Total assets	$2,487	$1,936

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$2,000	$3,500
Due to related party	4,894	3,279

Total current liabilities	6,894	6,779

Stockholders’ Deficit
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued
Common stock, $.0001 par value, authorized 100,000,000 shares;
5,050,000 and 5,000,000 issued and outstanding	505	500
Additional paid-in capital	9,495	4,500
Deficit accumulated during the development stage	(14,407)	(9,843)

Total stockholders’ deficit	(4,407)	(4,843)

Total liabilities and stockholders’ deficits	$2,487	$1,936

See accompanying notes to financial statements.

SAVVY BUSINESS SUPPORT, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended	Six months ended	From April 30, 2010 (inception)
	March 31, 2011	March 31, 2011	to March 31, 2011

General and administrative expenses	3,134	4,564	14,407

Net loss	$(3,134)	$(4,564)	$(14,407)

Weighted average number of
common shares outstanding
(basic and fully diluted)	5,050,000	5,028,382	5,009,437

Basic and diluted (loss) per common share	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to financial statements.

SAVVY BUSINESS SUPPORT, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended	From April 30, 2010 (inception)
	March 31, 2011	to March 31, 2011

Cash flows from operating activities:
Net loss	$(4,564)	$(14,407)

Adjustments to reconcile net loss to net
cash used in operating activities:
Increase in prepaid expense	(260)	(260)
Increase (decrease) in accounts payable	(1,500)	2,000

Net cash used in operating activities	(6,324)	(12,667)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,000	10,000
Proceeds from related party advances	1,615	4,894

Net cash provided by financing activities	6,615	14,894

Net increase in cash	291	2,227

Cash - beginning of period	1,936	-

Cash - end of period	$2,227	$2,227

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-
See accompanying notes to the financial statements.

SAVVY BUSINESS SUPPORT, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 1 - Organization

Savvy Business Support, Inc. (“the Company”) was incorporated in State of Nevada on April 30, 2010.

The Company is in the development stage. Activities during the development stage primarily include raising capital and implementing the business plan. The Company intends to provide business consulting services  to start-up companies.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, the rules and regulations of the United States Securities and Exchange Commission for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

The financial information as of September 30, 2010 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the year ended September 30, 2010.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended March 31, 2011 are not necessarily indicative of results for the full fiscal year.

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

Fair Value of Financial Instruments

The fair value of cash and accounts payable approximates the carrying amount of these financial instruments due to the short-term nature of these instruments.

Net Loss per Share Calculation

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company also has no common stock equivalents.

Recently Issued Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s financial statements.

 NOTE 3 – Related Party Transactions

Office Rent

As of March 31, 2011, the Company operated out of the premises of The Sourlis Law Firm offices on a rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to this office space arrangement.

Legal Services

From April 30, 2010 (date of inception) to March 31, 2011, the Sourlis Law Firm has not charged the Company for any legal services.

As of March 31, 2011, the Managing Partner of the Sourlis Law Firm, Virginia K. Sourlis, is the Sole Officer and Sole Director of the Company.

NOTE 4 − Common Stock

On May 20, 2010, the Company issued 5,000,000 shares of common stock for $5,000 ($0.001/share) to the Chief Executive Officer.

On November 15, 2010, the Company issued 50,000 shares of common stock for $5,000 ($0.10/share). Of the total, 12,000 shares ($1,200) were issued to the Chief Executive Officer and family members.

NOTE 5 − Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $4,564 and net cash used in operations of $6,324 for the six months ended March 31, 2011; and has a working capital deficit and stockholders’ deficit of $4,407 at March 31, 2011. The Company is in the development stage and has not generated any revenues since inception.

The ability of the Company to continue as a going concern is dependent upon its ability to obtain debt or equity based financing and upon commencement of operations from the development of its planned business.

These unaudited interim financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit of $14,407 for the period from April 30, 2010 (inception) to March 31, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The following table provides selected financial data about our company for the period from the date of inception through March 31, 2011. For detailed financial information, see the financial statements included in this Report.

Balance Sheet Data:

Cash	$2,227
Total assets	$2,487
Total liabilities	$6,894
Total stockholders’ deficit	$4,407

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

10-12 MONTHS

By the fourth quarter of operations, we expect to begin generating revenues through an established base of clients to sustain operations. In the Salaries/Contractors budget, we have budgeted $3,000 to pay for any administrative employee expenses incurred as a result of performing duties for our clients. We have budgeted $3,200 in the Sales and Marketing line item for expenses incurred tailoring any marketing material to target opportunities and to cover any related expenses. During this timeframe, we plan to analyze our past nine months of operations including our web sites lead/revenue generating effectiveness. In addition, we plan to evaluate our need to hire employees or use contract labor. This review of our operations to date will allow the Company to make the necessary adjustments and changes to further nurture the growth of the Company. In addition, this review will provide valuable information for finalizing a two-year overall business plan with emphasis on sales and marketing

Note: The amounts allocated to each line item in the above milestones are subject to change at the sole discretion of the Company’s management. Any line item amounts not expended completely, shall be held in reserve as working capital and subject to reallocation to other line item expenditures as required for ongoing operations.

Results of Operations

As of March 31, 2011, our cash on hand was $2,227.

As of March 31, 2011, our total assets were $2,487.

As of March 31, 2011, our total current liabilities were $6,894. Total current liabilities are comprised of accounts payable of $2,000 and due to shareholder of $4,894 as of March 31, 2011.

Total Stockholders’ Deficit. Our deficiency in assets was $4,407 as of March 31, 2011.

Accounts Payable and Accrued Expenses. As of March 31, 2011, the Company incurred $2,000 in accounts payable. The accounts payable primarily consist of audit and SEC filing fees as the Company commenced its SEC reporting requirements after the SEC declared the Company’s initial S-1 filing effective on August 12, 2010.
.
Three months Ended March 31, 2011

Revenues. We had no revenues for the three months ended March 31, 2011. To date, we have not attained any revenues.

Net Loss. We had a net loss of $3,134 for the three months ended March 31, 2011. The net loss was primarily due to incurred legal and professional fees.

Operating expenses. Our operating expenses include website maintenance fees, general and administrative expenses, legal and professional fees. Our total operating loss for the three months ended March 31, 2011 was $3,134. This was primarily comprised of legal and professional fees in the amount of $2,749.

Six months Ended March 31, 2011

Revenues. We had no revenues for the six months ended March 31, 2011. To date, we have not attained any revenues.

Net Loss. We had a net loss of $4,564 for the six months ended March 31, 2011. The net loss was primarily due to incurred legal and professional fees.

Operating expenses. Our operating expenses include website maintenance fees, general and administrative expenses, legal and professional fees. Our total operating loss for the six months ended March 31, 2011 was $4,564. This was primarily comprised of legal and professional fees in the amount of $4,129.

Liquidity and Capital Resources

At March 31, 2011, we had $2,227 in cash on hand and total liabilities of $6,894 and there is substantial doubt as to our ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period April 30, 2010 (date of inception) to March 31, 2011.

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

Net Loss per Share Calculation

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company also has no common stock equivalents.

Recently Issued Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s financial statements.

CONTRACTUAL OBLIGATIONS AS OF March 31, 2011

There are no contractual obligations on the Company’s Balance sheet as of March 31, 2011.

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

Item 4. Controls and Procedures.

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

Based upon that evaluation, our Management has concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following material weaknesses:

•
We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to 2010-11 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

OTC Markets:

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

Securities and Exchange Commission Litigation:

On February 10, 2011, the U.S. Securities and Exchange Commission amended its complaint in SEC v. Greenstone Holdings, Inc., et al., 10 civ. 1302 (S.D.N.Y.), to add as a defendant Virginia K. Sourlis, our Principal Executive and Principal Financial Officer. The amended complaint alleged that Ms. Sourlis violated Sections 5 of the Securities Act of 1933, as amended (the “Securities Act”) and Section 10(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and Rule 10b-5 thereunder and aided and abetted defendant Greenstone’s violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The SEC sought injunctive relief and financial penalties, disgorgement, and a penny stock bar from Ms. Sourlis.

On Thursday, May 12, 2011, the presiding justice, Honorable Judge Miriam Goldman Cedarbaum, United States District Court, Southern District of New York, granted Ms. Sourlis’ Motion to Dismiss the complaint against Ms. Sourlis and dismissed the SEC’s case against Ms. Sourlis in its entirety, thereby finding no cause of action against Ms. Sourlis.

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

As of March 31, 2011, the Company raised $5,000 from the sale of 50,000 common shares of the Company’s stock through an initial public offering at $0.10 per share.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

Item 5. Other Information.

N/A.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: May 16, 2011	By: /s/ VIRGINIA K. SOURLIS
Name: Virginia K. Sourlis
Title: President and Director
(Principal Executive Officer,
Principal Financial Officer
and Principal Accounting Officer)