Form 10-Q
period 2011-06-30
SAVVY BUSINESS SUPPORT INC
filed 2011-08-15
CIK 1492617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 15, 2011, there were 5,055,000 shares of common stock outstanding and no shares of preferred stock outstanding.

PART I
Item 1. Financial Statements.
CONTENTS

Page(s)
Balance Sheets – June 30, 2011 (unaudited) and September 30, 2010	3

Statements of Operations – Three and Nine months ended June 30, 2011, and from April 30, 2010 (inception) to June 30, 2010 and from April 30, 2010 (Inception) to June 30, 2011 (unaudited)	4

Statements of Stockholders’ Deficit – Nine months ended June 30, 2011 and from April 30, 2010 (Inception) to June 30, 2011 (unaudited)	5

Statements of Cash Flows – Nine months ended June 30, 2011 and from April 30, 2010 (inception) to June 30, 2010 and from April 30, 2010 (Inception) to June 30, 2011 (unaudited)	6

Notes to Financial Statements (unaudited)	7

SAVVY BUSINESS SUPPORT, INC.
(A Development Stage Company)
Balance Sheets

	June 30, 2011	September 30, 2010
	(Unaudited)
Assets
Assets:
Cash	$2,132	$1,936
Prepaid expenses	260	-
Total Current Assets	2,392	1,936

Total Assets	$2,392	$1,936
Liabilities and Stockholders' Deficit
Liabilities:
Accounts payable and accrued expenses	$3,000	$3,500
Due to related party	7,406	3,279
Total Current Liabilities	10,406	6,779

Stockholders' Deficit:
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock, ($0.0001 par value, 100,000,000 shares authorized, 5,055,000 and 5,000,000 issued and outstanding, respectively)	506	500
Additional paid in capital	9,995	4,500
Deficit accumulated during the development stage	(18,514)	(9,843)
Total Stockholders' Deficit	(8,014)	(4,843)

Total Liabilities and Stockholders' Deficit	$2,392	$1,936

See accompanying notes to unaudited financial statements

SAVVY BUSINESS SUPPORT, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2011	From April 30, 2010 (Inception) June 30, 2010	Nine Months Ended June 30, 2011	From April 30, 2010 (Inception) June 30, 2011
Revenues	$-			$-

General and administrative expenses	$4,107	$4,628	$8,671	$18,514

Net loss	$(4,107)	$(4,628)	$(8,671)	$(18,514)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period - basic and diluted	5,052,778	5,000,000	5,042,491	5,027,230

See accompanying notes to unaudited financial statements

SAVVY BUSINESS SUPPORT, INC.
(A Development Stage Company)
Statement of Stockholders' Deficit
For nine months ended June 30, 2011 (unaudited) and from April 30, 2010 (Inception) to June 30, 2011

	Common Stock, $0.0001 Par Value		Additional Paid in	Deficit Accumulated During The Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Common stock issued to founder for cash ($0.001/share)	5,000,000	$500	$4,500	$-	$5,000

Net loss for the period ended September 30, 2010	-	-	-	(9,843)	(9,843)

Balance, September 30, 2010	5,000,000	500	4,500	(9,843)	(4,843)

Common stock issued for cash ($0.10/share)	50,000	5	4,995	-	5,000

Common stock issued for services ($0.10/share)	5,000	1	500	-	500

Net loss, June 30, 2011	-	-	-	(8,671)	(8,671)

Balance, June 30, 2011 (unaudited)	5,055,000	$506	$9,995	$(18,514)	$(8,014)

See accompanying notes to unaudited financial statements

SAVVY BUSINESS SUPPORT, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30, 2011	From April 30, 2010 (Inception) June 30, 2010	From April 30, 2010 (Inception) June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,671)	$(4,628)	$(18,514)
Adjustments to reconcile net loss to net cash used in operating activities: Stock issued for services	500	-	500
Changes in operating assets and liabilities:
Increase in:
Prepaid expense	(260)	-	(260)
Accounts payable	(500)	940	3,000
Net Cash Used in Operating Activities	(8,931)	(3,688)	(15,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	4,127	624	7,406
Proceeds from issuance of common stock	5,000	5,000	10,000
Net Cash Provided by Financing Activities	9,127	5,624	17,406

Net Increase in Cash	196	1,936	2,132

Cash - Beginning of Period	1,936	-	-

Cash - End of Period	$2,132	$1,936	$2,132

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to unaudited financial statements

 Note 1 Nature of Operations

Savvy Business Support, Inc. (“the Company”) was incorporated in State of Nevada on April 30, 2010.

The Company intends to provide business consulting services to start-up companies.

Note 2 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the nine months ended June 30, 2011 are not necessarily indicative of results for the full fiscal year.

 Note 3 Summary of Significant Accounting Policies

Development Stage

The Company's unaudited interim financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan.  The Company has not generated any revenues since inception.

Risks and Uncertainties

The Company's operations will be subject to significant risk and uncertainties including financial, operational, regulatory and other risks associated with a development stage company, including the potential risk of business failure.  Also, see Note 4 regarding going concern matters.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Such estimates and assumptions impact, among others, the following: the fair value of share-based payments, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing and expected future operating losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements expected to affect the Company’s financial statements.

 Note 4 Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $8,671 and net cash used in operations of $8,931 for the nine months ended June 30, 2011; and has a working capital deficit and stockholders’ deficit of $8,014 at June 30, 2011. The Company is in the development stage and has not generated any revenues since inception.

The ability of the Company to continue as a going concern is dependent upon its ability to obtain debt or equity based financing and upon commencement of operations from the development of its planned business.

These unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

 Note 5 Related Party Transactions

Office Rent

As of June 30, 2011, the Company operated out of the premises of The Sourlis Law Firm offices on a rent-free basis for administrative purposes.

Legal Services

From April 30, 2010 (date of inception) to June 30, 2011, the Sourlis Law Firm charged the Company $1,000 for legal services.

As of June 30, 2011, the Managing Partner of the Sourlis Law Firm, Virginia K. Sourlis, is the Sole Officer and Sole Director of the Company.

For the three and nine month periods ended June 30, 2011, the legal expense was $500 and $1,000, respectively.

Note 6 Stockholders’ Deficit

(A)	Year ended September 30, 2010

On May 20, 2010, the Company issued 5,000,000 shares of common stock for $5,000 ($0.001/share) to the Chief Executive Officer.

(B)	Nine Months Ended June 30, 2011

On November 15, 2010, the Company issued 50,000 shares of common stock for $5,000 ($0.10/share). Of the total, 12,000 shares ($1,200) were issued to the Chief Executive Officer and family members.

On May 11, 2011, the Company issued 5,000 shares of common stock for services rendered to the Company. These common shares were valued by the Company at $500 ($0.10/share), based upon recent third party cash offerings.

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

As of the date of this Report, Savvy Business Support, Inc. has 5,055,000 shares of $0.0001 par value Common Stock issued and outstanding.

Savvy Business Support, Inc. has administrative offices located at The Courts of Red Bank, 130 Maple Avenue, Suite 9B2, Red Bank NJ 07701. We use this office space free of charge from our sole director and officer.

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

Organizational History

We were incorporated in State of Nevada on April 30, 2010. There are currently an aggregate of 5,055,000 shares of the Company’s Common Stock issued and outstanding. Because we currently have nominal operations and minimal assets, we are currently considered to be a shell company as defined in Rule 12b-2 of the Exchange Act, as amended.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit of $18,514 for the period from April 30, 2010 (inception) to June 30, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The following table provides selected financial data about our company for the period from the date of inception through June 30, 2011. For detailed financial information, see the financial statements included in this Report.

Balance Sheet Data:

Cash	$2,132
Total assets	$2,392
Total liabilities	$10,406
Total stockholders’ deficit	$8,014

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

Results of Operations

As of June 30, 2011, our cash on hand was $2,132.

As of June 30, 2011, our total assets were $2,392.

As of June 30, 2011, our total current liabilities were 10,406.

Total Stockholders’ Deficit. Our deficiency in assets was $8,014 as of June 30, 2011.

Accounts Payable and Accrued Expenses. As of June 30, 2011, the Company incurred $3,000 in accounts payable. The accounts payable primarily consist of audit and SEC filing fees as the Company commenced its SEC reporting requirements after the SEC declared the Company’s initial S-1 filing effective on August 12, 2010.

Three months Ended June 30, 2011

Revenues. We had no revenues for the three months ended June 30, 2011. To date, we have not attained any revenues.

Net Loss. We had a net loss of $4,107 for the three months ended June 30, 2011. The net loss was primarily due to incurred legal and professional fees.

Operating expenses. Our operating expenses include website maintenance fees, general and administrative expenses, legal and professional fees. Our total operating loss for the three months ended June 30, 2011 was $4,107.

Nine months Ended June 30, 2011

Revenues. We had no revenues for the nine months ended June 30, 2011. To date, we have not attained any revenues.

Net Loss. We had a net loss of $8,671 for the nine months ended June 30, 2011. The net loss was primarily due to incurred legal and professional fees.

Operating expenses. Our operating expenses include website maintenance fees, general and administrative expenses, legal and professional fees. Our total operating loss for the nine months ended June 30, 2011 was $8,671.

Liquidity and Capital Resources

At June 30, 2011, we had $2,132 in cash on hand and total liabilities of $10,406 and there is substantial doubt as to our ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period April 30, 2010 (date of inception) to June 30, 2011.

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

CONTRACTUAL OBLIGATIONS AS OF June 30, 2011

There are no contractual obligations on the Company’s Balance sheet as of June 30, 2011.

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

Based upon that evaluation, our Management has concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Securities and Exchange Commission Litigation:

On February 10, 2011, the U.S. Securities and Exchange Commission amended its complaint in SEC v. Greenstone Holdings, Inc., et al., 10 civ. 1302 (S.D.N.Y.), to add as a defendant Virginia K. Sourlis, our Principal Executive and Principal Financial Officer. The amended complaint alleges that Ms. Sourlis violated Sections 5 of the Securities Act of 1933, as amended (the “Securities Act”) and Section 10(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and Rule 10b-5 thereunder and aided and abetted defendant Greenstone’s violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The SEC seeks injunctive relief and financial penalties, disgorgement, and a penny stock bar from Ms. Sourlis.

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

As of June 30, 2011, the Company raised $5,000 from the sale of 50,000 common shares of the Company’s stock through an initial public offering at $0.10 per share.

On April 27, 2011, the Company issued 5,000 shares of restricted common stock for consulting services rendered, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

Item 5. Other Information.

N/A.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: August 15, 2011	By:	/s/ VIRGINIA K. SOURLIS
Name: Virginia K. Sourlis
Title: President and Director
(Principal Executive Officer,
Principal Financial Officer
and Principal Accounting Officer)