Form 10-K
period 2011-09-30
SAVVY BUSINESS SUPPORT INC
filed 2011-12-19
CIK 1492617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2011

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
Joseph M. Patricola, Esq.
The Sourlis Law Firm
The Courts of Red Bank
130 Maple Avenue, Suite 9B2
Red Bank, New Jersey 07701
Direct Dial: (732) 618-2843
T: (732) 530-9007
F: (732) 530-9008
JoePatricola@SourlisLaw.com
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
                                                                                                                                          Yes ☒ No ☐

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

As of December 19, 2011, no public market has been developed for the Company’s securities.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of December 19, 2011, there were 5,055,000 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

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

Organizational History

We were incorporated in State of Nevada on April 30, 2010. There are currently an aggregate of 5,055,000 shares of the Company’s Common Stock issued and outstanding, 5,010,000 of which are held by our sole officer and director. Because we currently have nominal operations and minimal assets, we are currently considered to be a shell company as defined in Rule 12b-2 of the Exchange Act, as amended. Because the Company is considered a shell company, the securities previously sold in past offerings can only be resold through registration under the Securities Act of 1933, as amended (the “Securities Act”); Section 4(1) of the Securities Act, if available, for non-affiliates; or by meeting the conditions of Rule 144(i) of the Securities Act.

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

Stock Transfer Agent

Columbia Stock Transfer Company
601 E Seltice Way Suite 202
Post Falls, Idaho 83854
Phone: 208-664-3544
Fax: 208-777-8998
www.columbiastock.com

Executive Offices and Telephone Number

Our executive office is currently located The Courts of Red Bank, 130 Maple Avenue, Suite 9B2, Red Bank New Jersey 07701. Our main telephone number is (732) 530-9007. Our fax number is (732) 530-9008. Our Officer, Virginia K. Sourlis, may also be reached at any time by email at Virginia@SourlisLaw.com.

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

At September 30, 2011, we had $4.00 cash on-hand and our stockholder’s deficit was $27,256 and there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future, and we may not achieve or maintain profitability. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

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

As of September 30, 2011, Savvy Business Support, Inc. has $4.00 in assets and limited capital resources. To date, our operations have been funded by our sole officer and director pursuant to a verbal, non-binding agreement. Ms. Sourlis has agreed to personally fund the Company’s overhead expenses, including legal, accounting, and operational expenses until the Company can achieve revenues sufficient to sustain its operational and regulatory requirements. Future contributions by Ms. Sourlis to the Company, pursuant to the verbal and non-binding agreement, will be reflected on the financial statements of the Company as liabilities.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Properties

Our executive office is currently located The Courts of Red Bank, 130 Maple Avenue, Suite 9B2, Red Bank New Jersey 07701. Our main telephone number is (732) 530-9007. Our fax number is (732) 530-9008. Our Officer, Virginia K. Sourlis, may also be reached at any time by email at Virginia@SourlisLaw.com.

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

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no active market for our Common Stock.

Our Common Stock is traded on the Bulletin Board and OTC Market under the symbol, "SVYB" only sporadically and with only limited and minimal interest by market makers.

Any investor who purchases the Company's Common Stock is not likely to find any liquid trading market for the Common Stock and there can be no assurance that any liquid trading market will ever develop. While we have 5,055,000 shares of our Common Stock, only 40,000 shares of our Common Stock are "freely tradable securities" (as that term is used in the Securities Act of 1933) and the remaining 5,010,000 shares are "restricted securities" since they are held by our President Virginia K. Sourlis.

The following table reflects the high and low prices of the Company's Common Stock for the year ended September 30, 2011. The Company's Common Stock commenced trading on January 6, 2011.

As of September 30, 2011, the Company had two market makers.

2011	High ($)	Low ($)

2nd Quarter	$2.00	$2.00

3rd Quarter	$2.00	$2.00

4th Quarter	$2.00	$2.00

The Company has followed the policy of reinvesting earnings, if any, and, consequently, has not paid any cash dividends.  At the present time, no change in this policy is under consideration by the Board of Directors.  The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors.

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

Holders of Our Common Stock

As of the filing date of this annual report, we have approximately 27 holders of record of our common stock.

General

Under our Certificate of Incorporation, we are authorized to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of Common Stock, par value $0.0001 per share, or Common Stock and 10,000,000 are preferred stock, par value $0.0001 per share, or Preferred Stock. As of the date hereof, 5,055,000 shares of our Common Stock are issued and outstanding, and there are approximately 27 holders of record of our Common Stock. Because we currently have nominal operations and minimal assets, we are currently considered to be a shell company as defined in Rule 12b-2 of the Exchange Act, as amended. Because the company is considered a shell company, the securities sold in previously offerings can only be resold through registration under the Securities Act of 1933, as amended (the “Securities Act”); Section 4(1) of the Securities Act, if available, for non-affiliates; or by meeting the conditions of Rule 144(i) of the Securities Act.

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

On October 24, 2011, our Board of Directors engaged the independent registered public accounting firm, W.T. Uniack & Co. CPA’s P.C. (“Uniack”) to serve as the Company’s independent auditors.

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

The Company’s operations to date have been devoted primarily to start-up and development activities, which include the following:

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

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements as of September 30, 2011 included in the Report, and for the period April 30, 2010 (date of inception) to September 30, 2011.

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

Status as a Shell Company

As of September 30, 2011, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended. Because the Company is considered a shell company, the securities sold in previous offerings can only be resold through registration under the Securities Act of 1933, as amended (the “Securities Act”); Section 4(1) of the Securities Act, if available, for non-affiliates; or by meeting the conditions of Rule 144(i) of the Securities Act.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit of ($27,256) for the period from April 30, 2010 (inception) to September 30, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The following table provides selected financial data about our company for the period from April 30, 2010 (date of inception) through September 30, 2011. For detailed financial information, see the financial statements included in this Report.

Balance Sheet Data as of September 30, 2011:

Cash	$4
Total assets	$4
Total liabilities	$16,760
Stockholders’ deficit	$(16,756)

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

Results of Operations

As of September 30, 2011, our cash on hand was $4.

As of September 30, 2011, our total assets were $4.

As of September 30, 2011, our total current liabilities were $12,760. Total current liabilities are comprised of accounts payable (trade) of $4,000 and due to related parties of $12,760 as of September 30, 2011.

Total Stockholders’ Deficit. Our stockholders’ deficit was $27,256 as of September 30, 2011.

Accounts Payable and Accrued Expenses. As of September 30, 2011, the Company incurred $4,000 in accounts payable. The accounts payable primarily consist of audit and SEC filing fees as the Company commenced its SEC reporting requirements after the SEC declared the Company’s initial S-1 filing effective on August 12, 2010.

Fiscal Year Ended September 30, 2011

Revenues. We had no revenues for the fiscal year ended September 30, 2011. Since April 30, 2010 (date of inception), we have not realized any revenues.

Net Loss. We had a net loss of $17,413 for the year ended September 30, 2011. The net loss was primarily due to incurred .audit and SEC filing fees as the Company commenced its SEC reporting requirements after the SEC declared the Company’s initial S-1 filing effective on August 12, 2010.

Operating expenses. Our total operating expenses for the year ended September 30, 2011 were $17,413. This was primarily comprised of audit and SEC filing fees as the Company commenced its SEC reporting requirements after the SEC declared the Company’s initial S-1 filing effective on August 12, 2010.

Liquidity and Capital Resources

At September 30, 2011, we had $4 in cash on hand and total liabilities of $16,760 and there is substantial doubt as to our ability to continue as a going concern.

To date, our operations have been funded by our sole officer and director pursuant to a verbal, non-binding agreement. Ms. Sourlis has agreed to personally fund the Company’s operating and SEC reporting expenses until the Company can achieve revenues sufficient to sustain its operational and regulatory requirements. Future contributions by Ms. Sourlis to the Company, pursuant to the verbal and non-binding agreement, will be reflected on the financial statements of the Company as liabilities under due to related parties.

As of September 30, 2011, the Company owed the Sourlis Law Firm $3,000 for its SEC legal counsel fees.  This amount is reflected on the financial statements of the Company as liabilities under due to related parties.

We are uncertain that we will be able to start to generate revenue within the next 12 months and that we will need at least $200,000 to sustain our operations during such period.

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

Off –Balance Sheet Operations

As of September 30, 2011, the Company does not have any off-balance sheet activities nor operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of September 30, 2011 and for the period April 30, 2010 (date of inception) to September 30, 2011.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2011, the Company maintained one bank account with a financial institution located in New Jersey.

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

Revenue Recognition

For the period April 30, 2010 (inception) to September 30, 2011, the Company did not realize any revenue

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

Recently Issued Accounting Pronouncements

As of September 30, 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

CONTRACTUAL OBLIGATIONS AS OF September 30, 2011

There are no contractual obligations on the Company’s Balance sheet as of September 30, 2011.

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	$0	$0	$0	$0	$0
Operating Lease Obligations	$0	$0	$0	$0	$0
Purchase Obligations	$0	$0	$0	$0	$0
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	$0	$0	$0	$0	$0
Total	$0	$0	$0	$0	$0

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

 Item 8. Financial Statements and Supplementary Data

27	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
28	BALANCE SHEET
29	STATEMENT OF OPERATIONS
30	STATEMENT OF CHANGES IN DEFICIENCY IN ASSETS
31	STATEMENT OF CASH FLOWS
32	NOTES TO THE FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Savvy Business Support, Inc.
A Development Stage Company

We have audited the accompanying balance sheets of Savvy Business Support, Inc. (“the Company”), a development stage company, as of September 30, 2011 and 2010 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended and the period April 30, 2010 (inception) through September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, a development stage company, as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the period April 30, 2010 (inception) through September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 of the financial statements, the Company is in the development stage and has not realized any revenue. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, related party loans and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ William T. Uniack

W.T. Uniack & Co. CPA’s P.C.

December 15, 2011

SAVVY BUSINESS SUPPORT, INC.
(A Development Stage Company)
Balance Sheets

	September 30, 2011	September 30, 2010

Assets

Assets:
Cash	$4	$1,936
Total current assets	4	1,936

Total assets	$4	$1,936

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable	$4,000	$3,500
Due to related parties	12,760	3,279
Total current liabilites	16,760	6,779

Total liabilities	16,760	6,779

Stockholders' deficit
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock: $0.0001 par value, 100,000,000 shares authorized, 5,055,000 and 5,000,000 issued and outstanding	506	500
Additional paid-in-capital	9,995	4,500
Deficit accumulated during the development stage	(27,256)	(9,843)
Total stockholders' deficit	(16,756)	(4,843)

Total liabilities and stockholders' deficit	$4	$1,936

See accompanying notes to financial statements

SAVVY BUSINESS SUPPORT, INC.
(A Development Stage Company)
Statements of Operations

		For the period of	For the period of
	For the year ended	April 30, 2010 (Inception)	April 30, 2010 (Inception)
	September 30, 2011	to September 30, 2010	to September 30, 2011

Net sales	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-

Operating expenses
General and administrative expenses	1,616	50	1,666
Legal and professional fees	15,797	9,793	25,590
Total operating expenses	17,413	9,843	27,256

Loss from operations	(17,413)	(9,843)	(27,256)

Provision for income taxes	-	-	-

Net loss	$(17,413)	$(9,843)	$(27,256)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding during the period - basic and diluted	5,045,658	5,000,000	5,032,172

See accompanying notes to financial statements

SAVVY BUSINESS SUPPORT, INC.
(A Development Stage Company)
Statement of Stockholders' Deficit
For the period from April 30, 2010 (Inception) to September 30, 2011

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid in Capital	Stage	Deficit

Balance, April 30, 2011 (inception)	-	$-	$-	$-	$-

Common stock issued to founder for cash	5,000,000	500	4,500	-	5,000

Net loss	-	-	-	(9,843)	(9,843)

Balance, September 30, 2010	5,000,000	500	4,500	(9,843)	(4,843)

Common stock issued for cash	50,000	5	4,995	-	5,000

Common stock issued for services	5,000	1	499	-	500

Net loss	-	-	-	(17,413)	(17,413)

Balance, September 30, 2011	5,055,000	$506	$9,995	$(27,256)	$(16,756)

See accompanying notes to financial statements

SAVVY BUSINESS SUPPORT, INC.
(A Development Stage Company)
Statements of Cash Flows

		For the period of	For the period of
	For the year ended	April 30, 2010 (Inception)	April 30, 2010 (Inception)
	September 30, 2011	to September 30, 2010	to September 30, 2011

Cash flow from operating activities
Net loss	$(17,413)	$(9,843)	$(27,256)
Adjustments to reconcile net loss
to net cash used in operating activities:
Stock issued for services	500	-	500
Changes in operating assets and liabilities:
Increase (decrease) accounts payable	500	3,500	4,000
Net cash used in operating activities	(16,413)	(6,343)	(22,756)

Cash flows from investing activtiies	-	-	-

Cash flows from financing activtiies
Proceeds from related party advances	9,481	3,279	12,760
Proceeds from issuance of common stock	5,000	5,000	10,000
Net cash provided by financing activities	14,481	8,279	22,760

Net Increase in cash	(1,932)	1,936	4

Cash - beginning of period	1,936	-	-

Cash - end of period	$4	$1,936	$4

Supplementary cash flow information
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to financial statements

SAVVY BUSINESS SUPPORT, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
September 30, 2011

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

 NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of September 30, 2011, September 30, 2010 and for the period April 30, 2010 (date of inception) to September 30, 2011.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2011, the Company maintained one bank account with a financial institution located in New Jersey.

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

Revenue Recognition

For the period April 30, 2010 (inception) to September 30, 2011, the Company did not realize any revenue

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

SAVVY BUSINESS SUPPORT, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
September 30, 2011

Recently Issued Accounting Pronouncements

As of September 30, 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

 NOTE 3.  – Related Party Transactions

Office Rent

As of September 30, 2011, the Company operated out of the premises of The Sourlis Law Firm offices on a rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to this office space arrangement.

For the period April 30, 2010 (date of inception) to September 30, 2011, the rent expense was zero.

Legal Services

As of September 30, 2011, the Managing Partner of the Sourlis Law Firm, Virginia K. Sourlis, is the Company’s Sole Officer, Sole Director and Majority Shareholder of the Company.

As of September 30, 2011, the Company owes the Sourlis Law Firm $3,000 for the firm’s SEC legal services.

NOTE 4 − Preferred Stock

As of September 30, 2011, the Company is authorized to issue 10,000,000 shares of Preferred Stock, par value of $0.0001 per share of which no preferred stock was issued and outstanding.

NOTE 5 − Common Stock

As of September 30, 2011, the Company is authorized to issue 100,000,000 shares of Common Stock, par value of $0.0001 per share of which 5,000,000 shares of common stock were issued and outstanding to the Company’s sole officer and director for total consideration of $5,000.

On May 11, 2011, the Company issued 5,000 shares of common stock for services rendered to the Company. These common shares were valued by the Company at $500 ($0.10/share), based upon recent third party cash offerings.

On November 15, 2010, the Company raised $5,000 from the sale of 50,000 common shares of the Company’s stock through an initial public offering at $0.10 per share.

On May 20, 2010, the Company raised $5,000 from the sale of 5,000,000 common shares of the Company to the founder.

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

As of September 30, 2011, the Company has $10,702 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believer future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period April 30, 2009 (inception) to September 30, 2011. As of September 30, 2011, the Company has federal net operating loss carry forwards of $26,756 available to offset future taxable income through 2031, subject to the change in control provisions under the Internal Revenue Code.

SAVVY BUSINESS SUPPORT, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
September 30, 2011

The difference between the tax provision at the statutory federal income tax rate on September 30, 2011 and the tax provision attributable to loss before income taxes is as follows:

For the period
April 30, 2010
(inception) through
September 30, 2011

Statutory federal income taxes	34.0%
State taxes, net of federal benefits	5.0%
Valuation allowance	-39.0%
Income tax rate	-

As of September 30, 2011, the Company has tax reporting requirements to the Internal Revenue Service, the State of Nevada and to the State of New Jersey.

NOTE 7 − Going Concern

As of September 30, 2011, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period from April 30, 2010 (inception) to September 30, 2011, the Company incurred losses of $27,256 primarily consisting of legal and professional fees for the Company to maintain its SEC reporting requirements.

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

NOTE 8 – Subsequent Events

As of December 15, 2011, the date the audited financial statements were available to be issued, there are no other subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for the period ended September 30, 2011.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9AT. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our sole officer, sole director, Principal Executive Officer and Principal Financial Officer, Ms. Virginia K. Sourlis, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within ninety (90) days prior to the filing of our September 30, 2011 Form 10-K.

Based upon that evaluation, our Management has concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

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

Our management, with the participation of our sole officer, sole director, Principal Executive Officer and Principal Financial Officer, Ms. Virginia K. Sourlis,, assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of September 30, 2011 due to control deficiencies that constituted material weaknesses.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended September 30, 2011 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management and Director Biographies

The following table sets forth the respective names, ages and positions of our directors and executive officers as well as the year that each of them commenced serving as a director of the Company. The terms of all of the directors, as identified below, will run until our annual meeting of stockholders in 2012 or until their successors are elected and qualified.

Person and Position:	Age:	Held Position Since:
Virginia K. Sourlis
President and Director	47	April 30, 2010
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

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

Virginia K. Sourlis, our President and sole Director, is the founder and owner of The Sourlis Law Firm (Est. 1993), a boutique securities law firm located in Red Bank, New Jersey. Her firm represents private and publicly traded companies in all stages of their development, from start-up to being a publicly traded company.  Her firm also represents brokerage firms and SEC and state registered investment advisors.

Ms. Sourlis’ law firm handles Rule private placements, underwritten and self-underwritten public offerings (i.e. Form S-1, Form 10), Mergers and Acquisitions, regulation of formal/informal disclosure requirements, compliance with FINRA Rules and Regulations, FINRA audits, SEC audits, Rule 144/144A transactions and legal opinions, Sarbanes Oxley Act compliance, Blue Sky law compliance, Proxy Statements and Information Statements, Form 10-Ks, Form 10-Qs, Form 8-Ks, Forms 3, 4, & 5, and Forms 13G & 13D, and counsel and advise companies regarding general securities and corporate/business legal matters.

Virginia K. Sourlis, Esq. studied at Oxford University, England (1985), graduated from Stanford University, Palo Alto, California (1986) and received her MBA and JD joint degree from Villanova University, Pennsylvania (1991). Virginia is a retired Financial Industry Regulatory Authority, Inc. (“FINRA”) arbitrator and chairperson, an arbitrator for the New York Stock Exchange (“NYSE”), a former Director of the Eastern Monmouth Area Chamber of Commerce, and a member of the New Jersey Bar Association, Monmouth Bar Association, ACCA, ABA and NJCCA.  Ms. Sourlis received a full basketball scholarship to Stanford University, Palo Alto, California, where she was an All American Collegiate basketball player (point guard).  Ms. Sourlis was also an Olympic basketball finalist, a retired professional basketball player, and an All-American high school basketball player where her high school retired her basketball number (#10).

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered since April 30, 2010 (Inception):

Name and Position	Year	Annual Compensation

Virginia K. Sourlis, President & Sole Director	2011	None

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

As of the date of this Report, we have 5,055,000 shares of Common Stock issued and outstanding and 0 shares of Preferred Stock issued and outstanding.

Name and Position	Shares of Common Stock	Percentage of Class (Common)	Shares of Preferred Stock	Percentage of Class (Preferred)
Virginia K. Sourlis, Sole Officer and Director	5,010,000	99.11%	0	0

Directors and Officers as a group (1 person)	5,010,000	99.11%	0	0

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

2011	$3,000	W.T. Uniack & Co. CPA’s P.C.

2010	$6,000	Conner & Associates, P.C.

 (2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$0	W.T. Uniack & Co. CPA’s P.C.

2010	$0	Conner & Associates, P.C.

 (3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2011	$0	W.T. Uniack & Co. CPA’s P.C.

2010	$0	Conner & Associates, P.C.

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0	W.T. Uniack & Co. CPA’s P.C.

2010	$0	Conner & Associates, P.C.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV.
Item 15. Exhibits and Reports on Form 8-K

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2011.

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

Date: December 19, 2011	By: /s/ VIRGINIA K. SOURLIS
Name: Virginia K. Sourlis
Title: President
(Principal Executive Officer,
Principal Financial Officer
and Principal Accounting Officer)

Signature	Title	Date

/s/ VIRGINIA K. SOURLIS	President	December 19, 2011
(Principal Executive Officer,
Principal Financial Officer
and Principal Accounting Officer)
Virginia K. Sourlis