Form 10-Q
period 2011-12-31
SAVVY BUSINESS SUPPORT INC
filed 2012-02-14
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number: 333-167130

SAVVY BUSINESS SUPPORT, INC.

 (Exact Name of Registrant as Specified in Its Charter)

New Jersey	27-2473958
(State of Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification Number)
Organization)

The Courts of Red Bank 130 Maple Avenue, Suite 9B2 Red Bank, NJ	07701
(Address of Principal Executive Offices)	(Zip Code)

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

As of February 10, 2012, there were 5,055,000 shares of common stock outstanding and no shares of preferred stock outstanding.

PART I

Item 1. Financial Statements.

Savvy Business Support, Inc.

(A Development Stage Company)

Balance Sheets

	12/31/2011	09/30/2011
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$84	$4

Total current assets	84	4

Total assets	$84	$4

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$6,800	$4,000
Due to related party	13,360	12,760

Total current liabilities	$20,160	$16,760

Stockholders' deficit
Preferred stock, $.0001 par value, authorized 10,000,000 shares,
none issued and outstanding	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares; 5,055,000 issued and outstanding	506	506
Additional paid-in capital	9,994	9,994
Deficit accumulated during the development stage	(30,576)	(27,256)

Total stockholders' deficit	(20,076)	(16,756)

Total liabilities and stockholders' deficit	$84	$4

See accompanying notes to financial statements.

Savvy Business Support, Inc.

(A Development Stage Company)

Statements of Operations

	Three Months	Three Months	From 04/30/2010
	Ended	Ended	(Inception) to
	12/31/2011	12/31/2010	12/31/2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	-	-	-

Cost of goods sold	-	-	-

Gross profit	-	-	-

General and administrative expenses	3,320	1,430	30,576

Net loss	$(3,320)	$(1,430)	$(30,576)

Weighted average number of common shares outstanding (basic and fully diluted)	5,055,000	5,025,000	5,036,814

Basic and diluted (loss) per common share	$(0.00)	$(0.00)	$(0.01)

See accompanying notes to financial statements.

Savvy Business Support, Inc.

(A Development Stage Company)

Statements of Cash Flows

			From 05/26/2010
	Three months ended	Three months ended	(Inception) to
	12/31/2011	12/31/2010	12/31/2011
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(3,320)	$(1,430)	$(30,576)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
Stock issued for services	-	-	500
Changes in operating assets and liabilities:
Accounts payable	2,800	(2,700)	6,800

Net cash used in operating activities	(520)	(4,130)	(23,276)

Cash flows from financing activities
Proceeds from issuance of common stock	-	5,000	10,000
Proceeds from related party advances	600	580	13,360

Net cash provided by financing activities	600	5,580	23,360

Net increase in cash	80	1,450	84

Cash - beginning of period	4	1,936	-

Cash - end of period	$84	$3,386	$84

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-
Interest paid	-	-	-

See accompanying notes to financial statements.

SAVVY BUSINESS SUPPORT, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

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

 NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three months ended December 31, 2011 and 2010, respectively, along with the period April 30, 2010 (date of inception) to December 31, 2011.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2011, the Company maintained one bank account with a financial institution located in New Jersey.

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

Revenue Recognition

For the period April 30, 2010 (inception) to December 31, 2011, the Company did not realize any revenue

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

Recently Issued Accounting Pronouncements

As of December 31, 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

 NOTE 3 – Related Party Transactions

Office Rent

As of December 31, 2011, the Company operated out of the premises of The Sourlis Law Firm offices on a rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to this office space arrangement.

For the period April 30, 2010 (date of inception) to December 31, 2011, the rent expense was zero.

NOTE 4 − Preferred Stock

As of December 31, 2010, the Company is authorized to issue 10,000,000 shares of Preferred Stock, par value of $0.0001 per share; no preferred stock was issued and outstanding.

NOTE 5 − Common Stock

As of December 31, 2011, the Company is authorized to issue 100,000,000 shares of Common Stock, par value of $0.0001 per share; 5,050,000 shares of common stock were issued and outstanding.

NOTE 6 − Going Concern

As of December 31, 2011, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period from April 30, 2010 (inception) to December 31, 2011, the Company incurred losses of $30,576 consisting of professional and SEC audit fees for the Company to maintain its SEC reporting requirements.

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

NOTE 8 – Subsequent Events

As of February 10, 2012, the date the interim financial statements were available to be issued, there are no other subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for three months ended December 31, 2011.

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

The Company believes that raising $200,000 through the sale of common equity will be sufficient for the Company to become operational and sustain operations through the next twelve (12) months. We believe that the recurring revenues from services performed will be sufficient to support ongoing operations. Unfortunately, this can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from services will be adequate to maintain our business. Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the Report, for the period April 30, 2010 (inception) to September 30, 2011.

Savvy Business Support, Inc. currently has one officer and director. This individual allocates time and personal resources to Savvy Business Support, Inc. on a part-time basis.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit of $30,576 for the period from April 30, 2010 (inception) to December 31, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The following table provides selected financial data about our company for the period from the date of inception through December 31, 2011. For detailed financial information, see the financial statements included in this Report.

Balance Sheet Data:

Cash	$84
Total assets	$84
Total liabilities	$20,160
Total deficiency in assets	$20,076

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

Results of Operations

As of December 31, 2011, our cash on hand was $84.

As of December 31, 2011, our total assets were $84.

As of December 31, 2011, our total current liabilities were $20,160. Total current liabilities are comprised of accounts payable (trade) of $6,800 and due to related party of $13,360 as of December 31, 2011.

Total Stockholders’ Deficit. Our deficiency in assets was $20,076 as of December 31, 2011.

Accounts Payables. As of December 31, 2011, the Company incurred $6,800 in accounts payable. The accounts payable primarily consist of audit and SEC filing fees as the Company commenced its SEC reporting requirements after the SEC declared the Company’s initial S-1 filing effective on August 12, 2010.

Three months Ended December 31, 2011

Revenues. We had no revenues for the three months ended December 31, 2011. To date, we have not attained any revenues.

Net Loss. We had a net loss of $3,320 for the three months ended December 31, 2011. The net loss was primarily due to incurred legal and professional fees.

Operating expenses. Our operating expenses include legal and professional fees. Our total operating expenses for the three months ended December 31, 2011 were $3,320. This was primarily comprised of legal and professional fees.

Liquidity and Capital Resources

At December 31, 2011, we had $84 in cash on hand and total liabilities of $20,160 and there is substantial doubt as to our ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period April 30, 2010 (date of inception) to December 31, 2011.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2011, the Company maintained one bank account with a financial institution located in New Jersey.

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

Revenue Recognition

For the period April 30, 2010 (inception) to December 31, 2011, the Company did not realize any revenue

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

CONTRACTUAL OBLIGATIONS AS OF December 31, 2011

There are no contractual obligations on the Company’s Balance sheet as of December 31, 2011.

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

Based upon that evaluation, our Management has concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following material weaknesses:

•	We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to 2011 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

•	The Company lacks sufficient resources to perform the internal audit function and does not have an Audit Committee;

•	We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert for the Company. The Board of Directors is comprised of one (1) member of management. As a result, there may be lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by the Company; and

•	Documentation of all proper accounting procedures is not yet complete.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On May 20, 2010, the Registrant issued a total of 5,000,000 shares of Common Stock to Virginia K. Sourlis, the sole officer and director of the Registrant, for aggregate cash consideration of $5,000. The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

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

On May 11, 2011, the Company issued 5,000 shares of restricted common stock for consulting services rendered, and upon reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) promulgated thereunder as the issuance of the stock did not involve a public offering of securities.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

Item 5. Other Information.

N/A.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: February 14, 2012	By: /s/ VIRGINIA K. SOURLIS
Name: Virginia K. Sourlis
Title: President and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

