Form 10-Q
period 2012-03-31
SAVVY BUSINESS SUPPORT INC
filed 2012-05-08
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

[ ]	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Copies to:

The Sourlis Law Firm

The Courts of Red Bank

130 Maple Avenue, Suite 9B2

Red Bank, New Jersey 07701

T: (732) 530-9007

F: (732) 530-9008

Virginia@SourlisLaw.com

www.SourlisLaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 8, 2012, there were 5,055,000 shares of common stock outstanding and no shares of preferred stock outstanding.

2

PART I

Item 1. Financial Statements.

Savvy Business Support, Inc.
(A Development Stage Company)
Balance Sheets

	03/31/2012	09/30/2011
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$354	$4

Total current assets	354	4

Total assets	$354	$4

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$5,650	$4,000
Due to related party	17,960	12,760

Total current liabilities	$23,610	$16,760

Stockholders' deficit
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued and outstanding	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares; 5,055,000 issued and outstanding	506	506
Additional paid-in capital	9,994	9,994
Deficit accumulated during the development stage	(33,756)	(27,256)

Total stockholders' deficit	(23,256)	(16,756)

Total liabilities and stockholders' deficit	$354	$4

See accompanying notes to financial statements.

Savvy Business Support, Inc.
(A Development Stage Company)
Statements of Operations

					From April 30, 2010
	For the three months ended		For the six months ended		(Inception) to
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-

Cost of goods sold	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses	3,180	3,134	6,500	4,564	33,756

Net loss	$(3,180)	$(3,134)	$(6,500)	$(4,564)	$(33,756)

Weighted average number of common shares outstanding (basic and fully diluted)	5,055,000	5,050,000	5,055,000	5,028,382	5,039,244

Basic and diluted (loss) per common share	$-	$-	$-	$-	$(0.01)

See accompanying notes to financial statements.

Savvy Business Support, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the six months ended		From April 30, 2010
	March 31,		(Inception) to
	2012	2011	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(6,500)	$(4,564)	$(33,756)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock issued for services	-	-	500
Changes in operating assets and liabilities:
Increase in prepaid expense	-	(260)	-
Accounts payable	1,650	(1,500)	5,650

Net cash used in operating activities	(4,850)	(6,324)	(27,606)

Cash flows from financing activities
Proceeds from issuance of common stock	-	5,000	10,000
Proceeds from related party advances	5,200	1,615	17,960

Net cash provided by financing activities	5,200	6,615	27,960

Net increase in cash	350	291	354

Cash - beginning of period	4	1,936	-

Cash - end of period	$354	$2,227	$354

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to financial statements.

SAVVY BUSINESS SUPPORT, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
March 31, 2012

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

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The interim unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K for the year ended September 30, 2011. In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended September 30, 2012.

Going Concern

As of March 31, 2012, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period from April 30, 2010 (inception) to March 31, 2012, the Company incurred losses of $33,756 consisting of professional and SEC audit fees for the Company to maintain its SEC reporting requirements.

The ability of the Company to continue as a going concern is dependent upon its ability to obtain financing and upon future operations from the development of its planned business as well as to raise additional capital from the sale of Common Stock and, ultimately, the achievement of significant operating revenues. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2012, the Company maintained one bank account with a financial institution located in New Jersey.

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

Revenue Recognition

For the period April 30, 2010 (inception) to March 31, 2012, the Company did not realize any revenue

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

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting standard update will become effective for the reporting period beginning October 1, 2012. The adoption of this guidance will not have a material impact on the Company’s financial position, result of operations or cash flows.

As of March 31, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 3 – Related Party Transactions

Office Rent

As of March 31, 2012, the Company operated out of the premises of The Sourlis Law Firm offices on a rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to this office space arrangement. For the period April 30, 2010 (date of inception) to March 31, 2012, the rent expense was zero.

Due to Related Party

As of March 31, 2012, the Company owed Virginia Sourlis, the majority shareholder of the Company and the Sourlis Law Firm, $17,960 consisting of advances that Ms. Sourlis made on behalf of the Company in the form of direct payments to certain vendors and accrued legal fees owed to the Sourlis Law Firm. There is no written agreement or other material terms or arrangements relating to the advances that Ms. Sourlis made on behalf of the Company.

NOTE 4 − Preferred Stock

As of March 31, 2012, the Company is authorized to issue 10,000,000 shares of Preferred Stock, par value of $0.0001 per share; no preferred stock was issued and outstanding.

NOTE 5 − Common Stock

As of March 31, 2012, the Company is authorized to issue 100,000,000 shares of Common Stock, par value of $0.0001 per share; 5,055,000 shares of common stock were issued and outstanding.

NOTE 6 – Subsequent Events (Unaudited)

As of May 8, 2012, the date the interim financial statements were available to be issued, there are no other subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for six months ended December 31, 2011.

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

Savvy Business Support, Inc.’s operations to date have been devoted primarily to start-up and development activities, which include the following:

1.	Formation of the Company;

2.	Development of the Savvy Business Support, Inc. business plan;

3.	Initiated working on sales and marketing material;

4.	Conducted due diligence and identified four major classifications of market segmentation to target and adopted a focused marketing strategy. These classifications include:

●	Individual Entrepreneurs

●	Small – Large Privately Held Companies

●	Small to Large Publicly Traded Corporations

●	Small to Large Going Public Companies

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

Plan of Operations

We will provide the following consulting services to start-up companies for a flat monthly fee or individually negotiated one-time fee:

●	General Business Education and Advice for novice entrepreneurs including Q&A sessions;
●	Business plan writing;
●	Determination of which type of entity would be best for the proposed business;
●	Support and assistance with the formation of the new business entity;
●	Providing corporate accounting and bookkeeping referrals; and
●	Support for corporate structuring and financing;

We will provide the following consulting services to going public companies for a flat monthly fee or individually negotiated one-time fee:

●	Provide at least 3 Market Makers referrals* (complimentary service);
▪	We will not be accepting any compensation for market maker referrals, and this service will be complementary. Our role in referring clientele to market makers will be solely introductory, in the form of a phone call or email linking the two parties. After such introductions are made, we will have no further direct dealings in such a context with the market maker.
●	Education - Explaining the role of the Market Makers, PCAOB auditors, transfer agents and the like to our clients to enable them to make informed decisions;
●	Provide at least 3 PCAOB Auditors referrals*;
●	Provide at least 3 qualified/accredited individual and/or institutional investors referrals*;
●	Support and explanation of going public;
●	Support for corporate structuring and financing; and
●	Support for filing of Form 211 (Rule 15c2-11).

We will provide the following consulting services to publicly traded companies for a flat monthly fee or individually negotiated one-time fee:

●	As required, provide at least 3 Market Makers referrals* (complimentary service);
▪	We will not be accepting any compensation for market maker referrals, and this service will be complementary. Our role in referring clientele to market makers will be solely introductory, in the form of a phone call or email linking the two parties. After such introductions are made, we will have no further direct dealings in such a context with the market maker.
●	Provide at least 3 IR/PR Firms referrals*;
●	Provide at least 3 qualified/accredited individual and/or institutional investors referrals*;
●	Support for SEC compliance;
●	Support for Blue Sky compliance;
●	Provide corporate accounting and PCAOB referrals*;
●	Support for corporate structuring and financing.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit of $33,756 for the period from April 30, 2010 (inception) to March 31, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The following table provides selected financial data about our company for the period from the date of inception through March 31, 2012. For detailed financial information, see the financial statements included in this Report.

Balance Sheet Data:

Cash	$354
Total assets	$354
Total liabilities	$23,610
Total deficiency in assets	$23,256

If we experience a shortfall in operating capital, our majority shareholder has verbally agreed to advance the Company funds to fund operations.

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

Results of Operations

As of March 31, 2012, our cash on hand was $354

As of March 31, 2012, our total assets were $354

As of March 31, 2012, our total current liabilities were $23,610. Total current liabilities are comprised of accounts payable (trade) of $5,650 and due to related party of $17,960.

Total Stockholders’ Deficit. Our deficiency in assets was $23,256 as of March 31, 2012.

Accounts Payable. As of March 31, 2012, the Company incurred $5,650 in accounts payable. The accounts payable primarily consist of audit and SEC filing fees as the Company commenced its SEC reporting requirements after the SEC declared the Company’s initial S-1 filing effective on August 12, 2010.

Three months Ended March 31, 2012

Revenues. We had no revenues for the three months ended March 31, 2012. To date, we have not attained any revenues.

Net Loss. We had a net loss of $3,180 for the three months ended March 31, 2012. The net loss was primarily due to incurred legal and professional fees.

Operating expenses. Our operating expenses include legal and professional fees. Our total operating expenses for the three months ended March 31, 2012 were $3,180. This was primarily comprised of legal and professional fees.

Six months Ended March 31, 2012

Revenues. We had no revenues for the six months ended March 31, 2012. To date, we have not attained any revenues.

Net Loss. We had a net loss of $6,500 for the six months ended March 31, 2012. The net loss was primarily due to incurred legal and professional fees.

Operating expenses. Our operating expenses include legal and professional fees. Our total operating expenses for the six months ended March 31, 2012 were $6,500. This was primarily comprised of legal and professional fees.

Liquidity and Capital Resources

At March 31, 2012, we had $354 in cash on hand and total liabilities of $23,610 and there is substantial doubt as to our ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period April 30, 2010 (date of inception) to March 31, 2012.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2012, the Company maintained one bank account with a financial institution located in New Jersey.

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

Revenue Recognition

For the period April 30, 2010 (inception) to March 31, 2012, the Company did not realize any revenue

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

CONTRACTUAL OBLIGATIONS AS OF March 31, 2012

There are no contractual obligations on the Company’s Balance sheet as of March 31, 2012.

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

Based upon that evaluation, our Management has concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following material weaknesses:

●	We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to 2011 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

●	The Company lacks sufficient resources to perform the internal audit function and does not have an Audit Committee;

●	We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert for the Company. The Board of Directors is comprised of one (1) member of management. As a result, there may be lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by the Company; and

●	Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned material weaknesses, including, but not limited to, the following:

●	Considering the engagement of consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures;

●	Hiring additional qualified financial personnel including a Chief Financial Officer on a full-time basis;

●	Expanding our current board of directors to include additional independent individuals willing to perform directorial functions; and

●	Increasing our workforce in preparation for exiting the development stage and commencing revenue producing operations.

Since the recited remedial actions will require that we hire or engage additional personnel, these material weaknesses may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

We anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2012, subject to our ability to obtain sufficient future financing and subject to our ability to produce revenue in the short term.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

Item 5. Other Information.

N/A.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: May 8, 2012	By:	/s/ VIRGINIA K. SOURLIS
Name: Virginia K. Sourlis Title: President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

