Form 10-Q
period 2012-06-30
SAVVY BUSINESS SUPPORT INC
filed 2012-08-14
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Copies to:

The Sourlis Law Firm

The Courts of Red Bank

130 Maple Avenue, Suite 9B2

Red Bank, New Jersey 07701

T: (732) 530-9007

F: (732) 530-9008

Virginia@SourlisLaw.com

www.SourlisLaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

As of August 14, 2012, there were 5,055,000 shares of common stock outstanding and no shares of preferred stock outstanding.

2

PART I

Item 1. Financial Statements.

Savvy Business Support, Inc.
(A Development Stage Company)
Balance Sheets

	06/30/2012	09/30/2011
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$90	$4

Total current assets	90	4

Total assets	$90	$4

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$7,700	$4,000
Due to related party	21,206	12,760

Total current liabilities	$28,906	$16,760

Stockholders’ deficit
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued and outstanding	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares; 5,055,000 issued and outstanding	506	506
Additional paid-in capital	9,994	9,994
Deficit accumulated during the development stage	(39,316)	(27,256)

Total stockholders’ deficit	(28,816)	(16,756)

Total liabilities and stockholders’ deficit	$90	$4

See accompanying notes to financial statements.

Savvy Business Support, Inc.
(A Development Stage Company)
Statements of Operations

	For the three months ended		For the nine months ended		From April 30, 2010
	June 30,		June 30,		(Inception) to
	2012	2011	2012	2011	June 30, 2012
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

Revenue	$-	$-	$-	$-	$-

Cost of goods sold	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses	5,560	4,107	12,060	8,671	39,316

Net loss	$(5,560)	$(4,107)	$(12,060)	$(8,671)	$(39,316)

Weighted average number of common shares outstanding (basic and fully diluted)	5,055,000	5,050,000	5,055,000	5,042,491	5,041,101

Basic and diluted (loss) per common share	$-	$-	$-	$-	$-

See accompanying notes to financial statements.

Savvy Business Support, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the nine months ended		From April 30, 2010
	June 30,		(Inception) to
	2012	2011	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(12,060)	$(8,671)	$(39,316)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock issued for services	-	500	500
Changes in operating assets and liabilities:
Increase in prepaid expense	-	(260)	-
Increase in accounts payable	5,200	(500)	7,700

Net cash used in operating activities	(6,860)	(8,931)	(31,116)

Cash flows from financing activities
Proceeds from issuance of common stock	-	4,127	10,000
Proceeds from related party advances	6,946	5,000	21,206

Net cash provided by financing activities	6,946	9,127	31,206

Net increase in cash	86	196	90

Cash - beginning of period	4	1,936	-

Cash - end of period	$90	$2,132	$90

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

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

NOTE 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The interim unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K for the year ended September 30, 2011. In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended September 30, 2012.

Going Concern

As of June 30, 2012, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period from April 30, 2010 (inception) to June 30, 2012, the Company incurred losses of $39,316 consisting of professional and SEC audit fees for the Company to maintain its SEC reporting requirements.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2012, the Company maintained one bank account with a financial institution located in New Jersey.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payable approximates the carrying amount of these financial instruments due to their short maturity.

Net Loss per Share Calculation

Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Revenue Recognition

For the period April 30, 2010 (inception) to June 30, 2012, the Company did not realize any revenue

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

As of June 30, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 3 – Related Party Transactions

Office Rent

As of June 30, 2012, the Company operated out of the premises of The Sourlis Law Firm offices on a rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to this office space arrangement. For the period April 30, 2010 (date of inception) to June 30, 2012, the rent expense was zero.

Due to Related Party

As of March 31, 2012, the Company owed Virginia Sourlis, the majority shareholder of the Company and the Sourlis Law Firm, $21,206 consisting of advances that Ms. Sourlis made on behalf of the Company in the form of direct payments to certain vendors and accrued legal fees owed to the Sourlis Law Firm. There is no written agreement or other material terms or arrangements relating to the advances that Ms. Sourlis made on behalf of the Company.

NOTE 4 − Preferred Stock

As of June 30, 2012, the Company is authorized to issue 10,000,000 shares of Preferred Stock, par value of $0.0001 per share; no preferred stock was issued and outstanding.

NOTE 5 − Common Stock

As of June 30, 2012, the Company is authorized to issue 100,000,000 shares of Common Stock, par value of $0.0001 per share; 5,055,000 shares of common stock were issued and outstanding.

NOTE 6 – Subsequent Events (Unaudited)

As of August 14, 2012, the date the interim financial statements were available to be issued, there are no other subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for the nine months ended June 30, 2012.

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

Savvy’s operations to date have been devoted primarily to start-up and development activities, which include the following:

1.	Formation of the Company;

2.	Development of the Savvy Business Support, Inc. business plan;

3.	Initiated working on sales and marketing material;

4.	Conducted due diligence and identified four major classifications of market segmentation to target and adopted a focused marketing strategy. These classifications include:

●	Individual Entrepreneurs;

●	Small - Large Privately Held Companies;

●	Small to Large Publicly Traded Corporations; and

●	Small to Large Going Public Companies.

The Company anticipates sales to begin approximately within one year following this Report. In order to generate revenues, Savvy Business Support, Inc. must address the following areas:

1.	Finalize and implement our marketing plan: In order to effectively market our services, the Company has adopted a focused marketing strategy that it needs to finalize and implement. This all-encompassing strategy is broken down into four major market segmentations. While client satisfaction is paramount and an underscoring philosophy, the marketing strategy varies based on the size of the targeted client.

2.	Promoting our services as mutually beneficial: Referral relationships will be one key to our success. One of our strategies is to offer our services to business where their clients require services that are beyond their internal manpower. Savvy will portray a professional image and complete the services efficiently and cost effectively. Conducting business in this manner will result in a positive reflection on our Company as well as the referring client.

3.	Constantly monitor our market: We plan to constantly monitor our targeted market segmentations and adapt to consumers’ needs, wants and desires. To be successful we plan to evolve and diversify or expand our scope of services to satisfy our clients.

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

The Company currently has one officer and director. This individual allocates time and personal resources to the Company on a part-time basis.

As of the date of this Report, the Company has 5,050,000 shares Common Stock issued and outstanding.

The Company has administrative offices located at The Courts of Red Bank, 130 Maple Avenue, Suite 9B2, Red Bank NJ 07701. We use this office space free of charge from our sole director and officer.

Savvy’s fiscal year end is September 30th.

Status as a Shell Company

Because we have nominal operations and minimal assets, we are considered to be a “shell company” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because the Company is considered a “shell company,” the Company’s securities sold in previous offerings can only be resold through registration under the Securities Act of 1933, as amended (the “Securities Act”); Section 4(1) of the Securities Act, if available, for non-affiliates; or by meeting the conditions of Rule 144(i) of the Securities Act. Therefore, an investment in our Company’s securities should be considered extremely risky, and an investment suitable only for those who can afford to lose the entirety of their investment.

Rule 419

The Company is not a “blank check company” as defined by Rule 419 of the Securities Act (“Rule 419”), and therefore the Report need not comply with the requirements of Rule 419.

Rule 419 defines a “blank check company” as a company that:

i.	is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and

ii.	is issuing “penny stock,” as defined in Rule 3a51-1 under the Exchange Act.

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

There are currently an aggregate of 5,055,000 shares of the Company’s Common Stock issued and outstanding. Because we currently have nominal operations and minimal assets, we are currently considered to be a “shell company” as defined in Rule 12b-2 of the Exchange Act.

On May 27, 2010, the Company filed a Registration Statement on Form S-1 (File No.: 33-167130) with the Securities and Exchange Commission therein registering under the Securities Act an aggregate of 2,000,000 shares of Common Stock for sale by the Company for $0.10 per share. The SEC declared the Registration Statement effective on August 12, 2010. The Company sold an aggregate of 50,000 of Common Stock pursuant to the Registration Statement.

The Company’s Common Stock is quoted on the OTC Bulletin Board under the symbol “SYVB.”

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit of $39,316 for the period from April 30, 2010 (inception) to June 30, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The following table provides selected financial data about our company for the period from the date of inception through June 30, 2012. For detailed financial information, see the financial statements included in this Report.

Balance Sheet Data:

Cash	$90
Total assets	$90
Total liabilities	$28,906
Total stockholders’ deficit	$28,816

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

Results of Operations

At June 30, 2012, our total assets consisted solely of cash on hand which was $90 compared to $4 at September 30, 2011.

At June 30, 2012, our total current liabilities were $28,906 and consisted of $7,700 in accounts payable and $21,206 in amounts due to a related party. As of September 30, 2011, our total current liabilities were $16,760 and consisted of $4,000 in accounts payable and $12,760 in amounts due to a related party. The accounts payable primarily consist of audit and SEC filing fees as the Company commenced its SEC reporting requirements after the SEC declared the Company’s Registration Statement on Form S-1 (File No.: 333-16713) on August 12, 2010.

Our Total Stockholders’ Deficit was $28,816 as of June 30, 2012, compared to $16,756 at September 30, 2011.

Three Months Ended June 30, 2012 compared to Three Months due June 30, 2011.

Revenues. We had no revenues for the three months ended June 30, 2012 or June 30, 2011. To date, we have not attained any revenues.

Net Loss. We had a net loss of $5,560 for the three months ended June 30, 2012, compared to $4,107 for the three months ended June 30, 2011. Net Loss was comprised solely of General and Administrative Expenses which consisted of legal and professional fees.

Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011

Revenues. We had no revenues for the nine months ended June 30, 2012 or June 30, 2011. To date, we have not attained any revenues.

Net Loss. We had a net loss of $12,060 for the nine months ended June 30, 2012, compared to $8,671 for the nine months ended June 30, 2011. Net Loss was comprised solely of General and Administrative Expenses which consisted of legal and professional fees.

Liquidity and Capital Resources

At June 30, 2012, we had $90 in cash on hand and an accumulated deficit of $39,316 and have not generated any revenues to date. In their report for the fiscal year ended September 30, 2011, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern.

To date, our operations have been funded by Virginia K. Sourlis, our sole officer and director, pursuant to a verbal, non-binding agreement. Ms. Sourlis has agreed to personally fund the Company’s operating and SEC reporting expenses until the Company can achieve revenues sufficient to sustain its operational and regulatory requirements, of which there can be no assurances. Future contributions by Ms. Sourlis to the Company, pursuant to the verbal and non-binding agreement, will be reflected on the financial statements of the Company as current liabilities under due from related party.

The Company has also raised money from the public and private sales of its Common Stock. On May 20, 2010, the Company issued a total of 5,000,000 shares of Common Stock to Ms. Sourlis for aggregate cash consideration of $5,000. Also, on May 27, 2010, the Company filed a Registration Statement on Form S-1 (File No.: 33-167130) with the Securities and Exchange Commission therein registering under the Securities Act an aggregate of 2,000,000 shares of Common Stock for sale by the Company for $0.10 per share. The SEC declared the Registration Statement effective on August 12, 2010 and the Company sold an aggregate of 50,000 of Common Stock pursuant to the Registration Statement for aggregate gross proceeds of $5,000.

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

Off -Balance Sheet Operations

The Company does not have any off-balance sheet operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period April 30, 2010 (date of inception) to June 30, 2012.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2012, the Company maintained one bank account with a financial institution located in New Jersey.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payable approximates the carrying amount of these financial instruments due to their short maturity.

Net Loss per Share Calculation

Basic net loss per common share (“EPS”) is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Revenue Recognition

For the period April 30, 2010 (inception) to June 30, 2012, the Company did not realize any revenue

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

Based upon that evaluation, our management has concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

N/A

Item 4. Submission of Matters to a Vote of Security Holders.

N/A

Item 5. Other Information.

N/A

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1(1)	Certification of the Company’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended

32.1(1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer).

(1)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: August 14, 2012	By:	/s/ VIRGINIA K. SOURLIS
Name: Virginia K. Sourlis
Title: President and Director
(Principal Executive Officer,
Principal Financial Officer
and Principal Accounting Officer)

