Form 10-K
period 2012-09-30
SAVVY BUSINESS SUPPORT INC
filed 2012-12-04
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2012

[  ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Philip Magri, Esq.

The Sourlis Law Firm

The Courts of Red Bank

130 Maple Avenue, Suite 9B2

Red Bank, New Jersey 07701

Direct Dial: (954) 303-8027

T: (732) 530-9007

F: (732) 530-9008

philmagri@sourlislaw.com

www.SourlisLaw.com

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

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

Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 31, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $80,000 based on $2.00 (the price at which the common equity was last sold).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of December 3, 2012, there were 2,355,000 shares of Common Stock, par value $0.0001 per share; 4,500,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share; and 100 shares of Series B Non-Convertible Preferred Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are deemed to be “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Item 1. Description of Business

General

Savvy Business Support, Inc. (the “Company,” “we,” “us,” “Savvy,” “our,” and similar terms) is engaged in the business of offering general business services/support to start-up companies, small and medium business planning to expand, individuals, and other business and organizations. We offer comprehensive services tailored to the client’s desired goal and needs. The documentation we produce may be for a client’s internal use, compliance reporting or documentation supporting a business opportunity. The advantage we have over the competition is that we offer an all-encompassing solution with emphasis on due diligence, competition analysis, strategy and implementation, market analysis and wide-ranging pro-forma financial projections.

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

The Company is authorized to issue one hundred ten million (110,000,000) shares of capital stock, one hundred million (100,000,000) shares of which are designated as Common Stock, and ten million (10,000,000) shares of preferred stock, $0.0001 par value, which can be designated by the Board of Directors in one or more classes with voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions

At September 30, 2012, we had 5,055,000 shares of Common Stock outstanding. As described under Subsequent Events below, there are currently an aggregate of 2,355,000 shares of the Company’s Common Stock issued and outstanding, 2,310,000 of which are held by our sole officer and director.

On September 24, 2012, our Board designated 4,500,000 shares of Preferred Stock as “Series A Convertible Preferred Stock” and we filed a Certificate of Designation with the Secretary of State of the State of Nevada therein designating and establishing the class of Series A Convertible Preferred Stock. On September 25, 2012, the Company sold 4,500,000 shares of Series A Convertible Preferred Stock to the Selling Stockholders for an aggregate purchase price of $450 under Section 4(2) under the Securities Act. Each share of Series A Convertible Preferred Stock is convertible by the holder thereof for 20 shares of Common Stock of the Company; provided, however, that the holder is prohibited from converting such number of shares of Series A Convertible Preferred Stock that would result in the stockholder beneficially owning more than 9.9% of the Common Stock of the Company. The holders of the Series A Convertible Preferred Stock shall vote only on a share for share basis with our Common Stock on any matter, including but not limited to, the election of directors, name changes, increases in the authorized common shares and for which such preferred stock or series has such rights and as otherwise provided by the Nevada law and is superior upon the liquidation of the Company. On September 26, 2012, we filed a Registration Statement on Form S-1 (File No: 333-184110) therein registering an aggregate of 90,000,000 shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Stock under the Securities Act of 1933, as amended (the “Securities Act”) on behalf of the Selling Stockholder named in the Registration Statement. We will not receive any proceeds from the sale of Common Stock on behalf of the Selling Stockholder.

Subsequent Events:

On November 7, 2012, the Securities and Exchange Commission declared the Registration Statement registering an aggregate of 90,000,000 shares of Common Stock issuable upon the conversion of 4,500,000 shares of Series A Convertible Preferred Stock on behalf of the Selling Stockholder named therein effective under the Securities Act.

On November 8, 2012, our Board designated 100 shares of Preferred Stock as “Series B Non-Convertible Preferred Stock” and we filed a Certificate of Designation with the Secretary of State of the State of Nevada therein designating and establishing the class of Series B Non-Convertible Preferred Stock. On November 8, 2012, the Company sold 100 shares of Series B Non-Convertible Preferred Stock to Virginia K. Sourlis for an aggregate purchase price of $10 under Section 4(2) under the Securities Act.

The outstanding shares of Series B Non-Convertible Preferred Stock shall vote together with the shares of Common Stock and other voting securities of the Corporation as a single class and, regardless of the number of shares of Series B Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series B Non-Convertible Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of the Corporation or action by written consent of stockholders. Each outstanding share of the Series B Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series B Non-Convertible Preferred Stock.

On November 8, 2012, the Company sold a five month promissory note in the principal amount of $193,000 bearing interest at the rate of 8% per annum. The Company may prepay the outstanding principal and interest of the promissory note without penalty. On November 9, 2012, the Company redeemed an aggregate of 2,700,000 shares of Common Stock of the Company held by Virginia K. Sourlis for $189,000.

Business Overview

Located in Red Bank, New Jersey, the Company offers general business services/support to start-up companies, small and medium business planning to expand, individuals, and other business and organizations. We offer comprehensive services tailored to the client’s desired goal and needs. The documentation we produce may be for a client’s internal use, compliance reporting or documentation supporting a business opportunity. We believe that the advantage we have over the competition is that we offer an all-encompassing solution with emphasis on due diligence, research on competitor analysis, strategy and implementation, market analysis and wide-ranging pro-forma financial projections.

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

Regardless of the service required, the Company has already identified skilled individuals to complete the services. The Company has identified several individuals that have the necessary skills/talents to launch the Company in its initial phase. As of the date of this Annual Report, we have not contact or approached such individuals about the prospect of working for us. We have also not adopted any guidelines for contracting with such individuals, and believe that that the contractual arrangement between our Company and such individuals will be determined on a case-by-case basis, based upon the skill-set of such individual and the market demand for a particular field. We are confident that the Company will always be able to find skilled/talented people to perform virtually any task because of the diversity of the local talent pool.

Product Development

We will provide the following consulting services to start-up companies for a flat monthly fee or individually negotiated one-time fee:

●	General Business Education and Advice for novice entrepreneurs including Q&A sessions;

●	Business plan writing;

●	Determination of which type of entity would be best for the proposed business;

●	Support and assistance with the formation of the new business entity;

●	Providing corporate accounting and bookkeeping referrals; and

●	Support for corporate structuring and financing;

We will provide the following consulting services to going public companies for a flat monthly fee or individually negotiated one-time fee:

●	Provide at least 3 Market Makers referrals* (complimentary service);

-	We will not be accepting any compensation for market maker referrals, and this service will be complementary. Our role in referring clientele to market makers will be solely introductory, in the form of a phone call or email linking the two parties. After such introductions are made, we will have no further direct dealings in such a context with the market maker.

●	Education - Explaining the role of the Market Makers, PCAOB auditors, transfer agents and the like to our clients to enable them to make informed decisions;

●	Provide at least 3 PCAOB Auditors referrals*;

●	Provide at least 3 qualified/accredited individual and/or institutional investors referrals*;

●	Support and explanation of going public;

●	Support for corporate structuring and financing; and

●	Support for filing of Form 211 (Rule 15c2-11).

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

We will provide the following consulting services to publicly traded companies for a flat monthly fee or individually negotiated one-time fee:

●	As required, provide at least 3 Market Makers referrals* (complimentary service);

-	We will not be accepting any compensation for market maker referrals, and this service will be complementary. Our role in referring clientele to market makers will be solely introductory, in the form of a phone call or email linking the two parties. After such introductions are made, we will have no further direct dealings in such a context with the market maker.

●	Provide at least 3 IR/PR Firms referrals*;

●	Provide at least 3 qualified/accredited individual and/or institutional investors referrals*;

●	Support for SEC compliance;

●	Support for Blue Sky compliance;

●	Provide corporate accounting and PCAOB referrals* ;

●	Support for corporate structuring and financing.

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

Fees

Revenues are expected be derived from fees we will charge our clientele in the form of cash and on a case-by-case basis. In certain favorable circumstances, we may negotiate with the client and receive all or a portion of payment in the form of equity in such client’s company. We intend to offer clients our comprehensive services for a flat monthly fee, or on a project-by-project “à la carte” basis. At no time will we charge any client for referrals of market makers.

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

Product and service development will be conducted under the direction of our sole Officer and Director, Virginia K. Sourlis, a practicing attorney with a joint JD/MBA degree received in 1991 from Villanova Law and Villanova School of Business Alumni. Ms. Sourlis received her undergraduate degree from Stanford University (1986) and studied at Oxford University in the United Kingdom (1985). Ms. Sourlis possesses almost twenty years of experience in corporate and securities law as well as in mergers & acquisitions. Her strong educational background and years of experience are believed by the Company to render her extremely capable and insightful towards bringing the Company’s business plan to fruition. Under her direction, the Company is focused on product development based on the client needs and direction of the marketplace. The Company offers general business consulting/services consisting of compliance reporting, bookkeeping, business writing, finance, and research and development. In addition, we offer business plan writing services for individuals interested in starting a new business and welcome referrals from accountants, lawyers and other business professionals. The Company’s mission is to offer competent and complete satisfaction to its customers.

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

Marketing

The Company will adopt a focused marketing strategy based on the identified four major classifications of market segmentation to target and adopted a focused marketing strategy. These classifications include:

●	Individual Entrepreneurs;

●	Small – Large Privately Held Companies;

●	Small to Large Publicly Traded Corporations; and

●	Small to Large Going Public Companies.

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

Twelve- Month Growth Strategy and Milestones

0-3 Months:

●	Continue word-of-mouth campaign with Individual Proprietors

●	Finalize sales and marketing material

●	Secure web domain

●	Evaluate and hire web designer

●	Finalize list of contract labor

●	Continue due diligence on small to large private companies

●	Initiate due diligence to identify small to large going public companies

●	Initiate due diligence and identify contact persons with small to large publicly traded companies

4-6 Months:

●	Finalize web site development

●	Continue with direct marketing efforts and word-of-mouth campaign with individual proprietors

●	Establish direct marketing campaign to small to large private companies

●	Establish direct marketing campaign to small to large going public companies and publicly traded companies

●	Evaluate and identify joint venture partners and relationships

7-9 Months:

●	Further nurture joint venture opportunities

●	Continue efforts to market our services to individuals, small to large private companies, small to large going public companies, and small to large publicly traded companies

●	Initiate two-year marketing and overall business plan based on past six month’s progress

10-12 Months:

●	Analyze web-site leads/revenue generating effectiveness and make necessary adjustments/changes

●	Analyze marketing efforts to date and address necessary decencies

●	Evaluate need to hire employees versus using contract labor

●	Finalize detailed two-year marketing and business plan

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

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares of Common Stock constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

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

At September 30, 2012, we had $450 in cash on hand and a deficit accumulated during the Company’s development stage of $$45,973 and has not generated any revenues to date. In their report for the fiscal year ended September 30, 2012 included in this Annual Report, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future, and we may not achieve or maintain profitability. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

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

Virginia K. Sourlis, the sole officer and director of the Company, currently is a fulltime attorney devoting approximately 40 hours a week to outside matters which could result in her inability to properly manage company affairs, resulting in our remaining a start-up company with no revenues or profits.

Our business plan does not provide for the hiring of any additional employees until revenue will support the expense, which is estimated to be the third quarter of operations. Until that time, the responsibility of developing the Company’s business, offering and selling of the shares, and fulfilling the reporting requirements of a public company all fall upon Virginia K. Sourlis, who has limited time to manage the affairs of the Company. We have not formulated a plan to resolve any possible conflict of interest with her other business activities. In the event she is unable to fulfill any aspect of her duties to the Company we may experience a shortfall or complete lack of revenue resulting in little or no profits and eventual closure of the business.

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

There is a pending SEC matter involving Virginia K. Sourlis that could materially adversely affect our operations and financial condition.

On February 10, 2011, the U.S. Securities and Exchange Commission amended its complaint in SEC v. Greenstone Holdings, Inc., et al., 10 civ. 1302 (S.D.N.Y.), to add as a defendant Virginia K. Sourlis, our Principal Executive and Principal Financial and Accounting Officer. The amended complaint alleged that Ms. Sourlis violated Sections 5 of the Securities Act of 1933, as amended (the “Securities Act”) and Section 10(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and Rule 10b-5 thereunder and aided and abetted defendant Greenstone’s violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The SEC is seeking injunctive relief and financial penalties, disgorgement, and a penny stock bar from Ms. Sourlis.

On November 20, 2012, the Court granted partial summary judgment (on liability only) against Ms. Sourlis for aiding and abetting the defendants’ 10b violation; however, Ms. Sourlis intends to file an appeal at the conclusion of the case. At the hearing, the Court also denied the SEC’s motion for summary judgment regarding its 10b primary liability claim against Ms. Sourlis. The Court also reserved decision on the SEC’s non-fraud claim that Ms. Sourlis violated Section 5 of the Securities Act; but rather asked for further briefing regarding the SEC’s aiding and abetting claim under Section 5.

On the basis of the Court’s November 20 liability holding, the SEC intends to seek from the Court against Ms. Sourlis injunctive relief, financial penalties, disgorgement, and a penny stock bar. In the event the Commission prevails in its charges against Ms. Sourlis and successfully prevents Ms. Sourlis from deriving income from practicing securities law for a given period of time, our Company’s operations and financial position would be adversely affected due to the fact that Ms. Sourlis currently has a verbal non-binding agreement with the Company to fund its operations for an indefinite period of time. Also, if the SEC prevails, it would be more difficult for the Company to attract investors and/or business partners, which would have a material adverse effect on the Company’s business and operations, due to the fact that Ms. Sourlis is the sole director and officer (President, Chief Executive Officer) of the Company and the very nature of the Company’s business is to provide consulting services to start-up companies and public companies on various matters, from entity formation and financing structures to support for filing FINRA’s Form 211 and complying with SEC regulations. If the SEC prevails and prevent Ms. Sourlis from practicing securities law for a significant amount of time, it would in effect put the Company out of business unless the Company can retain new qualified employees, of which there can be no assurances that it will be able to do so.

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

Failure on our part to identify and properly notify a client of any potential conflict of interest could result in legal proceedings, harm to our reputation and goodwill, and generally could have an overall material adverse effect on our business.

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

While we have identified several skilled persons that we plan on contacting for employment with our Company, as of the date of this Annual Report, we have not contacted nor have we entered into any agreements with any skilled persons, as we do not yet have the funds to retain them.

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

Savvy Business Support, Inc. has many potential competitors in the business support industry. We will compete, in our current and proposed businesses, with other companies, some of which have far greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate our intended market and be able to compete profitably, if at all. In addition to established competitors, there is ease of market entry for other companies that choose to compete with us. Effective competition could result in price reductions, reduced margins or have other negative implications, any of which could adversely affect our business and chances for success. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including: larger staffs, greater name recognition, larger customer bases and substantially greater financial, marketing, technical and other resources. To be competitive, we must respond promptly and effectively to the challenges of financial change, evolving standards and competitors’ innovations by continuing to enhance our services and sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition, or our failure to compete effectively, could fatally damage our business and chances for success.

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

On May 31, 2011, the Company’s Common Stock was cleared for trading on the OTC Bulletin Board under the trading symbol “SVYB”. There exists only a very limited trading market for the Company’s Common Stock with limited or no volume and thus the Company cannot accurately obtain an accurate bid or ask price for a share of its Common Stock. Any investor who purchases the Company’s Common Stock is not likely to find any liquid trading market for the Common Stock and there can be no assurance that any liquid trading market will ever develop, or if developed, be maintained. Due to the lack of a trading market for our securities, investors may have difficulty selling any shares they purchase.

Any trading market that may develop in the future for our Common Stock will most likely be very volatile; and numerous factors beyond our control may have a significant effect on the market.

Our Common Stock is deemed a “penny stock,” which could make it more difficult for our investors to sell their shares.

Our Common Stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The “penny stock” rules generally apply to companies whose Common Stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than established customers complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities and investors will find it more difficult to dispose of our securities.

We have identified material weaknesses in our internal control over financial reporting, and we cannot provide assurance that additional material weaknesses or significant deficiencies will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition, proxy statement, and other information. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective disclosure controls and procedures and internal controls and procedures for financial reporting. In this Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (the “2012 Form 10-K”), we have disclosed that our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were not effective in ensuring that material information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Also, in this 2012 Form 10-K, we disclosed that there were material weaknesses in our internal control over financial reporting as of September 30, 2012. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. To date, none of the identified material weaknesses in our internal control over financial reporting have been corrected nor have we changed our disclosure controls and procedures to ensure that they are effective. We will need to hire additional financial reporting, internal controls and other financial personnel in order to develop and implement appropriate internal controls and reporting procedures. As a result, we will incur significant legal, accounting and other expenses. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. The measures we take may not be sufficient to satisfy our obligations as a public company. If we fail to timely achieve and maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports or help prevent fraud. Our failure to achieve and maintain effective internal control over financial reporting could prevent us from filing our periodic reports on a timely basis which could result in the loss of investor confidence in the reliability of our financial statements, harm our business and negatively impact the trading price of our common stock.

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

Our undesignated preferred stock may inhibit potential acquisition bids; this may adversely affect the market price for our Common Stock and the voting rights of holders of our Common Stock.

Our certificate of incorporation provides our Board of Directors with the authority to issue up 10,000,000 shares of undesignated preferred stock and to determine or alter the rights, preferences, privileges and restrictions granted to or imported upon these shares without further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders. As a result, the market price of our Common Stock may be adversely affected. In addition, if we issue preferred stock in the future that has preference over our Common Stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our Common Stock, the rights of holders of our Common Stock or the market price of our Common Stock could be adversely affected.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our Common Stock.

We have never paid cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our Common Stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

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

Item 3. Legal Proceedings

On February 10, 2011, the U.S. Securities and Exchange Commission amended its complaint in SEC v. Greenstone Holdings, Inc., et al., 10 civ. 1302 (S.D.N.Y.), to add as a defendant Virginia K. Sourlis, our Principal Executive and Principal Financial and Accounting Officer. The amended complaint alleged that Ms. Sourlis violated Sections 5 of the Securities Act of 1933, as amended (the “Securities Act”) and Section 10(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and Rule 10b-5 thereunder and aided and abetted defendant Greenstone’s violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The SEC is seeking injunctive relief and financial penalties, disgorgement, and a penny stock bar from Ms. Sourlis.

On November 20, 2012, the Court granted partial summary judgment (on liability only) against Ms. Sourlis for aiding and abetting the defendants’ 10b violation; however, Ms. Sourlis intends to file an appeal at the conclusion of the case. At the hearing, the Court also denied the SEC’s motion for summary judgment regarding its 10b primary liability claim against Ms. Sourlis. The Court also reserved decision on the SEC’s non-fraud claim that Ms. Sourlis violated Section 5 of the Securities Act; but rather asked for further briefing regarding the SEC’s aiding and abetting claim under Section 5.

On the basis of the Court’s November 20 liability holding, the SEC intends to seek from the Court against Ms. Sourlis injunctive relief, financial penalties, disgorgement, and a penny stock bar. In the event the Commission prevails in its charges against Ms. Sourlis and successfully prevents Ms. Sourlis from deriving income from practicing securities law for a given period of time, our Company’s operations and financial position would be adversely affected due to the fact that Ms. Sourlis currently has a verbal non-binding agreement with the Company to fund its operations for an indefinite period of time. Also, if the SEC prevails, it would be more difficult for the Company to attract investors and/or business partners, which would have a material adverse effect on the Company’s business and operations, due to the fact that Ms. Sourlis is the sole director and officer (President, Chief Executive Officer) of the Company and the very nature of the Company’s business is to provide consulting services to start-up companies and public companies on various matters, from entity formation and financing structures to support for filing FINRA’s Form 211 and complying with SEC regulations. If the SEC prevails and prevent Ms. Sourlis from practicing securities law for a significant amount of time, it would in effect put the Company out of business unless the Company can retain new qualified employees, of which there can be no assurances that it will be able to do so.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no active market for our Common Stock.

The Company’s Common Stock was approved for trading on the OTC Bulletin Board on January 6, 2011 under the symbol, “SVYB”. Since then it has only traded sporadically and with only limited and minimal interest by market makers.

Any investor who purchases the Company’s Common Stock is not likely to find any liquid trading market for the Common Stock and there can be no assurance that any liquid trading market will ever develop. While at September 30, 2012, we had 5,055,000 shares of our Common Stock outstanding, only 50,000 shares of our Common Stock were “freely tradable securities” (as that term is used in the Securities Act of 1933) and the remaining 5,005,000 shares were “restricted securities” since they are held by our President Virginia K. Sourlis. As of the date hereof, we have 2,355,000 shares of Common Stock outstanding, 50,000 shares of which are “freely tradable securities” and 2,310,000 shares are held by Virginia K. Sourlis.

The following table reflects the high and low prices of the Company’s Common Stock during each quarter during the last two fiscal years while the Company was quoted on the OTCBB. As of September 30, 2012, the Company had six market makers.

	High ($)	Low ($)
2011
2nd Quarter (March 31, 2011)	$2.00	$2.00

3rd Quarter (June 30, 2011)	$2.00	$2.00

4th Quarter (September 30, 2011)	$2.00	$2.00

2012
1st Quarter (December 31, 2011)	$2.00	$2.00

2nd Quarter (March 31, 2012)	$2.00	$2.00

3rd Quarter (June 30, 2012)	$2.00	$2.00

4th Quarter (September 30, 2012)	$2.00	$2.00

The Company has followed the policy of reinvesting earnings, if any, and, consequently, has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Securities and Exchange Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Stock Transfer Agent

Columbia Stock Transfer Company

601 E Seltice Way Suite 202

Post Falls, Idaho 83854

Phone: 208-664-3544

Fax: 208-777-8998

www.columbiastock.com

Holders of Our Common Stock

As of the date of this Annual Report, we have approximately 29 holders of record of our common stock.

General

Under our Certificate of Incorporation, we are authorized to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of Common Stock, par value $0.0001 per share, or Common Stock and 10,000,000 are preferred stock, par value $0.0001 per share, or Preferred Stock. At as of September 30, 2012, we had 5,055,000 shares of Common Stock outstanding. As of the date hereof, 2,355,000 shares of our Common Stock are issued and outstanding, and there are approximately 29 holders of record of our Common Stock. We also have 4,500,000 shares of Series A Convertible Preferred Stock issued and outstanding as of the date hereof held by one record holder and 100 shares of Series B Non-Convertible Preferred Stock issued and outstanding as of the date hereof and held by Virginia K. Sourlis.

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

Series A Convertible Preferred Stock

On September 24, 2012, our Board designated 4,500,000 shares of Preferred Stock as “Series A Convertible Preferred Stock” and we filed a Certificate of Designations with the Secretary of State of the State of Nevada therein designating and establish the class of Series A Convertible Preferred Stock. On September 25, 2012, the Company sold 4,500,000 shares of Series A Convertible Preferred Stock to the Selling Stockholders for an aggregate purchase price of $450 under Section 4(2) under the Securities Act.

Below is a summary of the Certificate of Designations of the Series A Convertible Preferred Stock.

1. DESIGNATIONS AND AMOUNT. Four Million Five Hundred Thousand (4,500,000) shares of the Preferred Stock of the Company, $0.0001 par value per share, shall constitute a class of Preferred Stock designated as “Series A Convertible Preferred Stock” (the “Series A Convertible Preferred Stock”) with a face value of $0.0001 per share (the “Face Amount”). After the initial issuance of shares of Series A Convertible Preferred Stock, no additional shares of Series A Convertible Preferred Stock may be issued by the Company except as provided in SECTION 7 hereof.

2. CONVERSION.

(a) CONVERSION AT THE OPTION OF THE HOLDER. Each holder of Series A Convertible Preferred Stock shall have the right, at such holder’s option, at any time or from time to time from and after the day immediately following the date the Series A Convertible Preferred Stock is first issued, to convert each share of Series A Convertible Preferred Stock into Twenty (20) fully-paid and non-assessable shares of Common Stock, par value $0.0001 per share. In connection with any conversion hereunder, each Holder of Series A Stock may not convert any part of the Series A Stock if such conversion would cause such Holder or any of its assignees to own more than 9.9% of the Common Stock of the Company.

(b) MECHANICS OF CONVERSION. In order to effect a Conversion, a Holder shall: (x) fax (or otherwise deliver) a copy of the fully executed Notice of Conversion (attached hereto) to the Company for the Common Stock and (y) surrender or cause to be surrendered the original certificates representing the Series A Stock being converted (the “Preferred Stock Certificates”), duly endorsed, along with a copy of the Notice of Conversion as soon as practicable thereafter to the Company or the transfer agent. The Company shall not be obligated to issue shares of Common Stock upon a conversion unless either the Preferred Stock Certificates are delivered to the Company or the transfer agent as provided above, or the Holder notifies the Company or the transfer agent that such certificates have been lost, stolen or destroyed (subject to the requirements of SECTION 11).

“Conversion Date” means the date specified in the Notice of Conversion in the form attached hereto, so long as the copy of the Notice of Conversion is faxed (or delivered by other means resulting in notice) to the Company before Midnight, Eastern U.S. time, on the Conversion Date indicated in the Notice of Conversion. If the Notice of Conversion is not so faxed or otherwise delivered before such time, then the Conversion Date shall be the date a Holder faxes or otherwise delivers the Notice of Conversion to the Company.

(i) Delivery of Common Stock upon Conversion. Upon the surrender of Preferred Stock Certificates from a Holder of Series A Stock accompanied by a Notice of Conversion (attached hereto), the Company shall, no later than the ten business days following the later of (a) the Conversion Date (hereinafter defined) and (b) the date of such surrender (or, in the case of lost, stolen or destroyed certificates, after provision of indemnity pursuant to SECTION 11 (the “Delivery Period”), issue and deliver to the Holder (x) that number of shares of Common Stock issuable upon conversion of such shares of Series A Stock being converted and (y) a certificate representing the number of shares of Series A Stock not being converted, if any.

(ii) Taxes. The Corporation shall pay any and all taxes and all other reasonable expenses, which may be imposed upon it with respect to the issuance and delivery of the shares of Common Stock upon the conversion of the Series A Stock.

(iii) No Fractional Shares. If any conversion of Series A Stock would result in the issuance of a fractional share of Common Stock, such fractional share shall be disregarded and the number of shares of Common Stock issuable upon conversion of the Series A Stock shall be the next higher whole number of shares.

(c) PARTIAL CONVERSION. In the event some but not all of the shares of Series A Stock represented by a certificate(s) surrendered by a holder are converted, the Company shall execute and deliver to or on the order of the holder, at the expense of the Company, a new certificate representing the number of shares of Series A Stock which were not converted.

(d) RESERVATION OF COMMON STOCK. The Company shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the shares of the Series A Stock, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of the Series A Stock; and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of the Series A Stock, in addition to such other remedies as shall be available to the holder of such Series A Stock, the Company shall take such corporate action as may, in the opinion of its counsel, be necessary to increase, and shall increase, its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purposes.

(e) NO REISSUANCE OF SERIES A STOCK. In the event any shares of Series A Stock shall be converted pursuant to this SECTION 2 or otherwise reacquired by the Company, the shares so converted or reacquired shall be canceled. The Certificate of Incorporation of the Company may be appropriately amended from time to time to effect the corresponding reduction in the Company’s authorized capital stock.

(f) In the event of any taking by the Company of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution, any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right, the Company shall mail to each holder of Series A Stock, at least 20 days prior to the date specified therein, a notice specifying the date on which any such record is to be taken for the purpose of such dividend, distribution or right, and the amount and character of such dividend, distribution or right.

(g) The Company shall pay all documentary, stamp or other transactional taxes attributable to the issuance or delivery of shares of capital stock of the Company upon conversion of any shares of Series A Stock; provided, however, that the Company shall not be required to pay any taxes which may be payable in respect of any transfer involved in the issuance or delivery of any certificate for such shares in a name other than that of the holder of the shares of Series A Stock in respect of which such shares are being issued.

(h) All shares of Common Stock which may be issued in connection with the conversion provisions set forth herein will, upon issuance by the Company, be validly issued, fully paid and nonassessable and free from all taxes (except income taxes), liens or charges with respect thereto.

3. NO REDEMPTION. The shares of the Series A Convertible Preferred Stock are not redeemable.

4. RANK. Except as specifically provided below, the Series A Convertible Preferred Stock shall, with respect to dividend rights, rights on liquidation, winding up and dissolution, rank senior to (i) all classes of Common Stock, $0.0001 par value per share, of the Company (the “Common Stock”) and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the Holder(s) of Series A Convertible Preferred Stock).

5. LIQUIDATION PREFERENCE

Except as otherwise provided by the Nevada Business Corporation Act or elsewhere in this certificate, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Corporation, the holders of shares of the Series A Convertible Preferred Stock then outstanding shall be entitled to be paid, out of the assets of the Corporation available for distribution to its stockholders, whether from capital, surplus or earnings, an amount equal to one dollar ($1.00) per share.

6. DIVIDENDS.

The holders of shares of Series A Convertible Preferred Stock shall not be entitled to receive any dividends.

7. VOTING RIGHTS.

(a) The Holders of the Series A Convertible Preferred Stock shall vote only on a share for share basis with our Common Stock on any matter, including but not limited to, the election of directors, name changes, increases in the authorized common shares and for which such preferred stock or series has such rights and as otherwise provided by the Nevada Business Corporation Act, in this SECTION 7 and in SECTION 8 below.

To the extent that under the Nevada Business Corporation Act the vote of the Holders of the Series A Convertible Preferred Stock, voting separately as a class or series, as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the Holders of at least a majority of the shares of the Series A Convertible Preferred Stock represented at a duly held meeting at which a quorum is present or by written consent of a majority of the shares of Series A Convertible Preferred Stock (except as otherwise may be required under the Nevada Business Corporation Act) shall constitute the approval of such action by the class. To the extent that under the Nevada Business Corporation Act Holders of the Series A Convertible Preferred Stock are entitled to vote on a matter with Holders of Common Stock, voting together as one class, each share of Series A Convertible Preferred Stock shall be entitled to one (1) vote.

8. PROTECTION PROVISIONS

So long as any shares of Series A Convertible Preferred Stock are outstanding, the Company shall not, without first obtaining the approval (by vote or written consent, as provided by the Nevada Business Corporation Act) of the Holders of at least a majority of the then outstanding shares of Series A Convertible Preferred Stock:

(a) alter or change the rights, preferences or privileges of the Series A Convertible Preferred Stock;

(b) alter or change the rights, preferences or privileges of any capital stock of the Company so as to affect adversely the Series A Convertible Preferred Stock;

(c) create any new class or series of capital stock having a preference over the Series A Convertible Preferred Stock as to distribution of assets upon liquidation, dissolution or winding up of the Company (as previously defined, “Senior Securities”);

(d) create any new class or series of capital stock ranking pari passu with the Series A Convertible Preferred Stock as to distribution of assets upon liquidation, dissolution or winding up of the Company (as previously defined, “Pari Passu Securities”);

(e) increase the authorized number of shares of Series A Convertible Preferred Stock;

(f) issue any shares of Series A Convertible Preferred Stock other than pursuant to the Securities Purchase Agreement with the original parties thereto;

(g) issue any additional shares of Senior Securities; or

(h) redeem, or declare or pay any cash dividend or distribution on, any Junior Securities.

If holders of at least a majority of the then outstanding shares of Series A Convertible Preferred Stock agree to allow the Company to alter or change the rights, preferences or privileges of the shares of Series A Convertible Preferred Stock pursuant to subsection (a) above, then the Company shall deliver notice of such approved change to the Holders of the Series A Convertible Preferred Stock that did not agree to such alteration or change (the “Dissenting Holders”).

9. MERGER, CONSOLIDATION, ETC.

(a) If at any time or from time to time there shall be (i) a merger, or consolidation of the Company with or into another corporation, (ii) the sale of all or substantially all of the Company’s capital stock or assets to any other person, (iii) any other form of business combination or reorganization in which the Company shall not be the continuing or surviving entity of such business combination or reorganization, or (iv) any transaction or Series of transactions by the Company in which in excess of 50 percent of the Company’s voting power is transferred (each, a “Reorganization”), then as a part of such Reorganization, provision shall be made so that the holders of the Series A Convertible Preferred Stock shall thereafter be entitled to receive the same kind and amount of stock or other securities or property (including cash) of the Company, or of the successor corporation resulting from such Reorganization.

(b) The provisions of this SECTION 9 are in addition to and not in lieu of the provisions of SECTION 6 hereof.

10. NO IMPAIRMENT. The Company will not, by amendment of its Certificate of Incorporation or through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Company, but will at all times in good faith assist in the carrying out of all the provisions of this Certificate of Designation and in the taking of all such action as may be necessary or appropriate in order to protect the conversion rights of the holders of the Series A Convertible Preferred Stock against impairment.

11. LOST OR STOLEN CERTIFICATES. Upon receipt by the Company of (i) evidence of the loss, theft, destruction or mutilation of any Preferred Stock Certificate(s) and (ii) (y) in the case of loss, theft or destruction, of indemnity reasonably satisfactory to the Company, or (z) in the case of mutilation, upon surrender and cancellation of the Preferred Stock Certificate(s), the Company shall execute and deliver new Preferred Stock Certificate(s) of like tenor and date.

Series B Non- Convertible Preferred Stock

On November 8, 2012, our Board designated 100 shares of Preferred Stock as “Series B Non-Convertible Preferred Stock” and we filed a Certificate of Designations with the Secretary of State of the State of Nevada therein designating and establish the class of Series B Non-Convertible Preferred Stock. On November 8, 2012, the Company sold 100 shares of Series B Non-Convertible Preferred Stock to Virginia K. Sourlis for an aggregate purchase price of $10 under Section 4(2) under the Securities Act.

Below is a summary of the Certificate of Designations of the Series B Non-Convertible Preferred Stock.

1. DESIGNATION AND AMOUNT.

This series of Preferred Stock shall be designated “Series B Non-Convertible Preferred Stock” and the authorized number of shares constituting such series shall be One Hundred (100). The par value of the Series B Non-Convertible Preferred Stock shall be $0.0001 per share. Shares of the Series B Non-Convertible Preferred Stock shall have a stated value of $0.0001 per share (the “Stated Value”).

2. DIVIDENDS.

The holders of shares of Series B Non-Convertible Preferred Stock shall not be entitled to receive any dividends.

3. PREFERENCES ON LIQUIDATION.

(a) Subject to the provisions of Section 6 below, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Corporation, the holders of shares of the Series B Non-Convertible Preferred Stock then outstanding shall be entitled to be paid, out of the assets of the Corporation available for distribution to its stockholders, whether from capital, surplus or earnings, an amount equal to one dollar ($1.00) per share.

4. VOTING RIGHTS.

Except as otherwise required by law or by the Certificate of Incorporation and except as set forth in Section 6(b) below, the outstanding shares of Series B Non-Convertible Preferred Stock shall vote together with the shares of Common Stock and other voting securities of the Corporation as a single class and, regardless of the number of shares of Series B Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series B Non-Convertible Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of shareholders of the Corporation or action by written consent of shareholders. Each outstanding share of the Series B Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series B Non-Convertible Preferred Stock.

5. NEGATIVE COVENANTS.

The Corporation will not, by amendment of the Certificate of Incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities, or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Corporation, but will at all times in good faith assist in the carrying out of all the provisions of this Certificate of Incorporation and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the holders of the Series B Non-Convertible Preferred Stock against impairment.

6. RANKING; CHANGES AFFECTING SERIES.

(a) The Series B Non-Convertible Preferred Stock shall, with respect to distribution rights on liquidation, winding up and dissolution, (i) rank senior to any of the shares of Common Stock of the Corporation, and any other class or series of stock of the Company which by its terms shall rank junior to the Series B Non-Convertible Preferred Stock, and (ii) rank junior to any other series or class of preferred stock of the Corporation and any other class or series of stock of the Corporation which by its term shall rank senior to the Series B Non-Convertible Preferred Stock.

(b) So long as any shares of Series B Non-Convertible Preferred Stock are outstanding, the Corporation shall not (i) alter or change any of the powers, preferences, privileges or rights of the Series B Non-Convertible Preferred Stock, or (ii) amend the provisions of this Section 6; in each case, without first obtaining the approval by vote or written consent, in the manner provided by law, of the holders of at least a majority of the outstanding shares of Series B Non-Convertible Preferred Stock, as to changes affecting the Series B Non-Convertible Preferred Stock.

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

Options

We have not issued and do not have outstanding any options to purchase shares of our Common Stock

Convertible Securities

Other than the Series A Convertible Preferred Stock described above, we have not issued and do not have outstanding any securities convertible into shares of our Common Stock or any rights convertible or exchangeable into shares of our Common Stock.

Recent Sales of Unregistered Securities

On September 25, 2012, we sold 4,500,000 shares of Series A stock for $0.0001 per share generating proceeds of $450.00.

On November 8, 2012, we sold 100 shares of Series B stock for an aggregate purchase price of $10.00.

On November 8, 2012, the Company sold a five month promissory note in the principal amount of $193,000 bearing interest at the rate of 8% per annum. The Company may prepay the outstanding principal and interest of the promissory note without penalty.

The above securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. The Company did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

EXPERTS

Philip Magri, Esq. of The Sourlis Law Firm has assisted us in the preparation of this Report and will provide counsel with respect to other legal matters concerning the registration and offering of the Common Stock.

W.T. Uniack & Co. CPA’s P.C. (“Uniack”), our independent registered public accounting firm, has audited our financial statements included in this Report and for the periods set forth in its audit report. The report of Uniack is included in reliance upon its authority as experts in accounting and auditing.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with “Selected Historical Financial Data” and our consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this report.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. You should read statements that contain these words carefully because they:

●	discuss our future expectations;

●	contain projections of our future results of operations or of our financial condition; and

●	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in this Annual Report. See “Risk Factors.”

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Savvy” in this Annual Report collectively refers to the Company, Savvy Business Support, Inc.

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

Savvy Business Support, Inc. anticipates sales to begin approximately within one year following this Annual Report. In order to generate revenues, Savvy Business Support, Inc. must address the following areas:

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

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements as of September 30, 2012 included in this the Report, and for the period April 30, 2010 (date of inception) to September 30, 2012.

Savvy Business Support, Inc. has administrative offices located at The Courts of Red Bank, 130 Maple Avenue, Suite 9B2, Red Bank NJ 07701. We use this office space free of charge from our sole director and officer.

Status as a Shell Company

As of September 30, 2012, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended. Because the Company is considered a shell company, the securities sold in previous offerings can only be resold through registration under the Securities Act of 1933, as amended (the “Securities Act”); Section 4(1) of the Securities Act, if available, for non-affiliates; or by meeting the conditions of Rule 144(i) of the Securities Act.

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

As of the date of this Annual Report, the Company has not generated revenues, as it has only been operating for a relatively short period of time. However, the Company is in contact with and has been actively negotiating with potential clients. Upon the receipt of adequate funding, the Company intends to implement a wider marketing campaign in an effort to generate further business leads and expand its base of clientele, and intends to hire personnel who can devote their efforts on a fulltime basis. Lastly, the Company does not have any plans or intentions to engage in a merger or acquisition with an unidentified company or companies or other entity or person.

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

As of the fiscal year ended September 30, 2012, we had 5,055,000 shares of Common Stock outstanding. As described under Subsequent Events below, there are currently an aggregate of 2,355,000 shares of the Company’s Common Stock issued and outstanding, 2,310,000 of which are held by our sole officer and director.

On September 24, 2012, our Board designated 4,500,000 shares of Preferred Stock as “Series A Convertible Preferred Stock” and we filed a Certificate of Designation with the Secretary of State of the State of Nevada therein designating and establishing the class of Series A Convertible Preferred Stock. On September 25, 2012, the Company sold 4,500,000 shares of Series A Convertible Preferred Stock to the Selling Stockholders for an aggregate purchase price of $450 under Section 4(2) under the Securities Act. Each share of Series A Convertible Preferred Stock is convertible by the holder thereof for 20 shares of Common Stock of the Company; provided, however, that the holder is prohibited from converting such number of shares of Series A Convertible Preferred Stock that would result in the stockholder beneficially owning more than 9.9% of the Common Stock of the Company. The holders of the Series A Convertible Preferred Stock shall vote only on a share for share basis with our Common Stock on any matter, including but not limited to, the election of directors, name changes, increases in the authorized common shares and for which such preferred stock or series has such rights and as otherwise provided by the Nevada law and is superior upon the liquidation of the Company. On September 26, 2012, we filed a Registration Statement on Form S-1 (File No: 333-184110) therein registering an aggregate of 90,000,000 shares of the Common Stock issuable upon the conversion of the Series A Convertible Preferred Stock under the Securities Act of 1933, as amended (the “Securities Act”) on behalf of the Selling Stockholder named in the Registration Statement. We will not receive any proceeds from the sale of Common Stock on behalf of the Selling Stockholder.

Subsequent Events:

On November 7, 2012, the Securities and Exchange Commission declared the Registration Statement registering an aggregate of 90,000,000 shares of Common Stock issuable upon the conversion of 4,500,000 shares of Series A Convertible Preferred Stock on behalf of the Selling Stockholder named therein effective under the Securities Act.

On November 8, 2012, our Board designated 100 shares of Preferred Stock as “Series B Non-Convertible Preferred Stock” and we filed a Certificate of Designation with the Secretary of State of the State of Nevada therein designating and establishing the class of Series B Non-Convertible Preferred Stock. On November 8, 2012, the Company sold 100 shares of Series B Non-Convertible Preferred Stock to Virginia K. Sourlis for an aggregate purchase price of $10 under Section 4(2) under the Securities Act.

The outstanding shares of Series B Non-Convertible Preferred Stock shall vote together with the shares of Common Stock and other voting securities of the Corporation as a single class and, regardless of the number of shares of Series B Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series B Non-Convertible Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of the Corporation or action by written consent of stockholders. Each outstanding share of the Series B Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series B Non-Convertible Preferred Stock.

On November 8, 2012, the Company sold a five month promissory note in the principal amount of $193,000 bearing interest at the rate of 8% per annum. The Company may prepay the outstanding principal and interest of the promissory note without penalty. On November 9, 2012, the Company redeemed an aggregate of 2,700,000 shares of Common Stock of the Company held by Virginia K. Sourlis for $189,000.

Plan of Operations

We will provide the following consulting services to start-up companies for a flat monthly fee or individually negotiated one-time fee:

●	General Business Education and Advice for novice entrepreneurs including Q&A sessions;

●	Business plan writing;

●	Determination of which type of entity would be best for the proposed business;

●	Support and assistance with the formation of the new business entity;

●	Providing corporate accounting and bookkeeping referrals; and

●	Support for corporate structuring and financing;

We will provide the following consulting services to going public companies for a flat monthly fee or individually negotiated one-time fee:

●	Provide at least 3 Market Makers referrals* (complimentary service);

●	We will not be accepting any compensation for market maker referrals, and this service will be complementary. Our role in referring clientele to market makers will be solely introductory, in the form of a phone call or email linking the two parties. After such introductions are made, we will have no further direct dealings in such a context with the market maker.

●	Education - Explaining the role of the Market Makers, PCAOB auditors, transfer agents and the like to our clients to enable them to make informed decisions;

●	Provide at least 3 PCAOB Auditors referrals*;

●	Provide at least 3 qualified/accredited individual and/or institutional investors referrals*;

●	Support and explanation of going public;

●	Support for corporate structuring and financing; and

●	Support for filing of Form 211 (Rule 15c2-11).

We will provide the following consulting services to publicly traded companies for a flat monthly fee or individually negotiated one-time fee:

●	As required, provide at least 3 Market Makers referrals* (complimentary service);

●	We will not be accepting any compensation for market maker referrals, and this service will be complementary. Our role in referring clientele to market makers will be solely introductory, in the form of a phone call or email linking the two parties. After such introductions are made, we will have no further direct dealings in such a context with the market maker.

●	Provide at least 3 IR/PR Firms referrals*;

●	Provide at least 3 qualified/accredited individual and/or institutional investors referrals*;

●	Support for SEC compliance;

●	Support for Blue Sky compliance;

●	Provide corporate accounting and PCAOB referrals*;

●	Support for corporate structuring and financing.

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

Going Concern

At September 30, 2012, we had $450 in cash on hand and an accumulated deficit of $45,973 and have not generated any revenues to date. In their report for the fiscal year ended September 30, 2012, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern.

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

Results of Operations

Fiscal Year Ended September 30, 2012 Compared to Fiscal Year Ended September 30, 2011

At September 30, 2012, our total assets consisted solely of cash on hand which was $450 compared to $4 at September 30, 2011.

At September 30, 2012, our total current liabilities were $35,473 and consisted of $9,790 in accounts payable and $25,683 in amounts due to a related party. As of September 30, 2011, our total current liabilities were $16,760 and consisted of $4,000 in accounts payable and $12,760 in amounts due to a related party. The accounts payable primarily consist of audit and SEC filing fees as the Company commenced its SEC reporting requirements after the SEC declared the Company’s Registration Statement on Form S-1 (File No.: 333-16713) on August 12, 2010.

Our Total Stockholders’ Deficit was $35,023 as of September 30, 2012, compared to $16,756 at September 30, 2011.

Revenues. We had no revenues for the fiscal year ended September 30, 2011. Since April 30, 2010 (date of inception), we have not realized any revenues.

Net Loss. We had a net loss of $18,717 for the year ended September 30, 2012, compared to $17,413 for the year ended September 30, 2011. The net loss was primarily due to incurred audit and SEC filing fees as the Company commenced its SEC reporting requirements after the SEC declared the Company’s initial S-1 filing effective on August 12, 2010.

Operating expenses. Our total operating expenses for the year ended September 30, 2012 were $18,717 compared to $17,413 for the fiscal year ended September 30, 2012. This was primarily comprised of audit and SEC filing fees as the Company commenced its SEC reporting requirements after the SEC declared the Company’s initial S-1 filing effective on August 12, 2010.

Liquidity and Capital Resources

At September 30, 2012, we had $450 in cash on hand and an accumulated deficit of $45,973 and have not generated any revenues to date. In their report for the fiscal year ended September 30, 2012, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern.

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

The Company has also raised money from the public and private sales of its Common Stock. On May 20, 2010, the Company issued a total of 5,000,000 shares of Common Stock to Ms. Sourlis for aggregate cash consideration of $5,000. Also, on May 27, 2010, the Company filed a Registration Statement on Form S-1 (File No.: 33-167130) with the Securities and Exchange Commission therein registering under the Securities Act an aggregate of 2,000,000 shares of Common Stock for sale by the Company for $0.10 per share. The SEC declared the Registration Statement effective on August 12, 2010 The Offering was conducted on a “best efforts” basis by the Company’s officers and directors. On November 15, 2010, the Company closed on the sale of 50,000 shares of Common Stock pursuant to the Registration Statement and subsequently terminated the Offering effective November 16, 2010. The Company received $5,000 in gross proceeds from the Offering. On September 27, 2012, the Company filed a Post-Effective Amendment No. 1 to the Registration Statement to remove from registration the 1,950,000 shares of Common Stock of the Company which were registered under the Securities Act pursuant to the Registration Statement but were not sold in the offering.

On September 25, 2012, we sold 4,500,000 shares of Series A Convertible Preferred Stock for $0.0001 per share, generating proceeds of $450.00. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. The Company did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

On September 26, 2012, we filed a Registration Statement on Form S-1 (File No: 333-184110) therein registering an aggregate of 90,000,000 shares of Common Stock issuable upon the conversion of the 4,500,000 shares of Series A Convertible Preferred Stock sold by the Company on September 25, 2012. We will not receive any proceeds from the sale of Common Stock by the Selling Stockholder named in the Registration Statement. On November 7, 2012, the Registration Statement was declared effective by the SEC.

We believe that we will start to generate revenue within the next 12 months and that we will need at least $200,000 to sustain our operations during such period.

As stated above and throughout this Annual Report, in certain situations, we may negotiate with our clients to receive all or a portion of payment owed to us for services rendered in the form of equity in that client’s company. Such determination will be made by our sole officer, Virginia K. Sourlis. While we generally prefer to receive cash compensation, our officer may believe that certain situations require the receipt of restricted equity as compensation. Risks associated with receiving restricted equity compensation include, but are not limited to, 1) problems of liquidity where no market exists for such equity and therefore the Company cannot sell such equity and realize cash; 2) the client goes out of business and such equity is rendered worthless; 3) the equity is sold for less than the value of services provided by us to the client.

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

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period April 30, 2010 (date of inception) to September 30, 2012.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2012, the Company maintained one bank account with a financial institution located in New Jersey.

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

Revenue Recognition

For the period April 30, 2010 (inception) to September 30, 2012, the Company did not realize any revenue.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Item:	Page No:

Report of Independent Registered Public Accounting Firm

Audited Balance Sheets For the Years Ended September 30, 2012 and 2011	F-1

Audited Statements of Operations For the Years Ended September 30, 2012 and 2011, and the Period from April 30, 2010 (Inception) through September 30, 2012	F-2

Audited Statement of Stockholders’ Deficit For the Period from April 30, 2010 (inception) through September 30, 2012	F-3

Audited Statements of Cash Flows For the Years Ended September 30, 2012 and 2011, and the Period from April 30, 2010 (Inception) through September 30, 2012	F-4

Notes to Financial Statements	F-5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

November 29, 2012

Board of Directors

Savvy Business Support, Inc.

130 Maple Ave., Suite 9B2

Red Bank, NJ 07701

We have audited the accompanying balance sheet of Savvy Business Support, Inc. (“a development stage Company”) as of September 30, 2012 and 2011 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2012 , 2011 and since inception. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2012, 2011 and since inception, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended September 30, 2012, 2011, and since inception, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 of the notes to the accompanying financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a net loss of ($18,717) and net cash used in operations of ($15,927) for the year ended September 30, 2012, and a working capital deficit of ($35,023) and stockholder’s deficit of ($35,023) at September 30, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ W. T. Uniack & Co. CPA’s P.C.

Woodstock, Georgia

Savvy Business Support, Inc.

(A Development Stage Company)

Balance Sheets

	09/30/2012	09/30/2011
ASSETS

Current assets

Cash	$450	$4

Total current assets	450	4

Total assets	$450	$4

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	$9,790	$4,000

Due to related party	25,683	12,760

Total current liabilities	35,473	16,760

Stockholders’ deficit

Series A Convertible Preferred stock, $.0001 par value, 10,000,000 shares authorized; 4,500,000 shares and zero shares issued and outstanding as of September 30, 2012 and September 30, 2011	450	-
Common stock, $.0001 par value, 100,000,000 shares authorized; 5,055,000 shares issued and outstanding as of September 30, 2012 and September 30, 2011	506	506

Additional paid-in capital	9,994	9,994

Deficit accumulated during the development stage	(45,973)	(27,256)

Total stockholders’ deficit	(35,023)	(16,756)

Total liabilities and stockholders’ deficit	$450	$4

See accompanying notes to financial statements.

Savvy Business Support, Inc.

(A Development Stage Company)

Statements of Operations

	For the years ended		From April 30, 2010
	September 30,		(Inception) to
	2012	2011	September 30, 2012

Revenue	$-	$-	$-

Cost of goods sold	-	-	-

Gross profit	-	-	-

General and administrative expenses	18,717	17,413	45,973

Net loss	$(18,717)	$(17,413)	$(45,973)

Weighted average number of common shares outstanding (basic and fully diluted)	5,055,000	5,045,644	4,928,495

Basic and diluted (loss) per common share	$-	$-	$-

See accompanying notes to financial statements.

Savvy Business Support, Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit

For the period from April 30, 2010 (Inception) to September 30, 2012

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During the	Total
	$0.0001 Par Value		$0.0001 Par Value		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

Balance, April 30, 2010 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of common stock	-	-	5,000,000	500	4,500	-	5,000

Net loss	-	-	-	-	-	(9,843)	(9,843)

Balance, September 30, 2010	-	-	5,000,000	500	4,500	(9,843)	(4,843)

Common stock issued for cash	-	-	50,000	5	4,995	-	5,000

Common stock issued for services	-	-	5,000	1	499	-	500

Net loss	-	-	-	-	-	(17,413)	(17,413)

Balance, September 30, 2011	-	-	5,055,000	506	9,994	(27,256)	(16,756)

Issuance of preferred stock for cash	4,500,000	450	-	-	-	-	450

Net loss	-	-	-	-	-	(18,717)	(18,717)

Balance, September 30, 2012	4,500,000	$450	5,055,000	$506	$9,994	$(45,973)	$(35,023)

See accompanying notes to financial statements.

Savvy Business Support, Inc.

(A Development Stage Company)

Statements of Cash Flows

	For the years ended		From April 30, 2010
	September 30,		(Inception) to
	2012	2011	September 30. 2012

Cash flows from operating activities

Net loss	$(18,717)	$(17,413)	$(45,973)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Stock issued for services	-	500	500
Changes in operating assets and liabilities:

Increase in accounts payable	2,790	500	9,790

Net cash used in operating activities	(15,927)	(16,413)	(35,683)

Cash flows from investing activities	-	-	-

Cash flows from financing activities

Proceeds from related party advances	15,923	9,481	25,683

Proceeds from issuance of preferred stock	450	-	450

Proceeds from issuance of common stock	-	5,000	10,000

Net cash provided by financing activities	16,373	14,481	36,133

Net increase (decrease) in cash	446	(1,932)	450

Cash - beginning of period	4	1,936	-

Cash - end of period	$450	$4	$450

Supplemental disclosure of cash flow information:

Taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See accompanying notes to financial statements.

SAVVY BUSINESS SUPPORT, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of September 30, 2012, September 30, 2011 and for the period April 30, 2010 (date of inception) to September 30, 2012.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2012, the Company maintained one bank account with a financial institution located in New Jersey.

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

Revenue Recognition

For the period April 30, 2010 (inception) to September 30, 2012, the Company did not realize any revenue

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

SAVVY BUSINESS SUPPORT, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

Recently Issued Accounting Pronouncements

As of September 30, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 3. – Related Party Transactions

Office Rent

As of September 30, 2012, the Company operated out of the premises of The Sourlis Law Firm offices on a rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to this office space arrangement.

For the period April 30, 2010 (date of inception) to September 30, 2012, the rent expense was zero.

Legal Services

As of September 30, 2012, the Managing Partner of the Sourlis Law Firm, Virginia K. Sourlis, is the Company’s Sole Officer, Sole Director and Majority Shareholder of the Company.

As of September 30, 2012, the Company owes the Sourlis Law Firm $5,000 for the firm’s legal services.

NOTE 4 − Preferred Stock

As of September 30, 2012, the Company is authorized to issue 10,000,000 shares of Preferred Stock, par value of $0.0001 per share of which 4,500,000 shares of Series A convertible preferred stock was issued and outstanding.

Series A Convertible Preferred Stock

On September 24, 2012, the Company’s Board designated 4,500,000 shares of Preferred Stock as Series A Convertible Preferred Stock and filed a Certificate of Designations with the Secretary of State of the State of Nevada.

On September 25, 2012, the Company sold an aggregate of 4,500,000 shares of Series A Convertible Preferred Stock to one individual for $0.0001 per share thereby generating proceeds of $450.00. The Company sold these securities under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), since the sale by did not involve a public offering of securities. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, the investor represented that he had the necessary investment intent as required by Section 4(2) and agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

NOTE 5 − Common Stock

As of September 30, 2012, the Company was authorized to issue 100,000,000 shares of Common Stock, par value of $0.0001 per share of which 5,055,000 shares of Common Stock was issued and outstanding.

On May 11, 2011, the Company issued 5,000 shares of common stock for services rendered to the Company. These common shares were valued by the Company at $500 or $0.10/share, based upon recent equity financing.

On November 15, 2010, the Company raised $5,000 from the sale of 50,000 common shares of the Company’s stock through an initial public offering at $0.10 per share.

On May 20, 2010, the Company raised $5,000 from the sale of 5,000,000 common shares of the Company to the founder.

SAVVY BUSINESS SUPPORT, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

As of September 30, 2012, the Company has $17,929 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believer future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period April 30, 2010 (inception) to September 30, 2012. As of September 30, 2012, the Company has federal net operating loss carry forwards of $45,973 available to offset future taxable income through 2031, subject to the change in control provisions under the Internal Revenue Code.

The difference between the tax provision at the statutory federal income tax rate on September 30, 2012 and the tax provision attributable to loss before income taxes is as follows:

For the period
April 30, 2010
(inception) through
September 30, 2012

Statutory federal income taxes	34.0%
State taxes, net of federal benefits	5.0%
Valuation allowance	-39.0%
Effective income tax rate	-

As of September 30, 2012, the Company has tax reporting requirements to the Internal Revenue Service, the State of Nevada and to the State of New Jersey.

NOTE 7 − Going Concern

As of September 30, 2012, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period from April 30, 2010 (inception) to September 30, 2012, the Company incurred losses of $45,973 primarily consisting of legal and professional fees for the Company to maintain its SEC reporting requirements.

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

NOTE 8 – Subsequent Events (Unaudited)

Designation of Preferred Stock

On November 8, 2012, the Company’s Board designated 100 shares of Preferred Stock as “Series B Non-Convertible Preferred Stock” and filed a Certificate of Designation with the Secretary of State of the State of Nevada therein designating and establishing the class of Series B Non-Convertible Preferred Stock.

SAVVY BUSINESS SUPPORT, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

Sale of Preferred Stock

On November 8, 2012, the Company sold 100 shares of Series B Non-Convertible Preferred Stock to Virginia K. Sourlis for an aggregate purchase price of $10 under Section 4(2) under the Securities Act.

Voting Rights – Preferred Stock

The outstanding shares of Series B Non-Convertible Preferred Stock shall vote together with the shares of Common Stock and other voting securities of the Corporation as a single class and, regardless of the number of shares of Series B Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series B Non-Convertible Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of the Corporation or action by written consent of stockholders. Each outstanding share of the Series B Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series B Non-Convertible Preferred Stock.

Promissory Note

On November 8, 2012, the Company sold a five month promissory note in the principal amount of $193,000 bearing interest at the rate of 8% per annum. The Company may prepay the outstanding principal and interest of the promissory note without penalty.

Redemption of Common Stock

On November 9, 2012, the Company redeemed an aggregate of 2,700,000 shares of Common Stock of the Company held by Virginia K. Sourlis for $189,000.

Common & Preferred Shares Reconciliation

		. Number of	Number of
		Series A	Series B
	Number of	Convertible	Convertible
	Common Shares	Preferred	Preferred

Shares outstanding as of September 30, 2012	5,055,000	4,500,000	-

Sale of Series B Non-Convertible Preferred Stock on November 8, 2012	-	-	100

Redemption of Common Stock on November 9, 2012	(2,700,000)	-	-

Shares outstanding as of November 29, 2102	2,355,000	4,500,000	100

NOTE 9 – Contingencies and Commitments – Legal Proceedings

On February 10, 2011, the U.S. Securities and Exchange Commission amended its complaint in SEC v. Greenstone Holdings, Inc., et al., 10 civ. 1302 (S.D.N.Y.), to add as a defendant Virginia K. Sourlis, our Principal Executive and Principal Financial and Accounting Officer. The amended complaint alleged that Ms. Sourlis violated Sections 5 of the Securities Act of 1933, as amended (the “Securities Act”) and Section 10(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and Rule 10b-5 thereunder and aided and abetted defendant Greenstone’s violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The SEC is seeking injunctive relief and financial penalties, disgorgement, and a penny stock bar from Ms. Sourlis.

On November 20, 2012, the Court granted partial summary judgment (on liability only) against Ms. Sourlis for aiding and abetting the defendants’ 10b violation; however, Ms. Sourlis intends to file an appeal at the conclusion of the case. At the hearing, the Court also denied the SEC’s motion for summary judgment regarding its 10b primary liability claim against Ms. Sourlis. The Court also reserved decision on the SEC’s non-fraud claim that Ms. Sourlis violated Section 5 of the Securities Act; but rather asked for further briefing regarding the SEC’s aiding and abetting claim under Section 5.

On the basis of the Court’s November 20 liability holding, the SEC intends to seek from the Court against Ms. Sourlis injunctive relief, financial penalties, disgorgement, and a penny stock bar. In the event the Commission prevails in its charges against Ms. Sourlis and successfully prevents Ms. Sourlis from deriving income from practicing securities law for a given period of time, our Company’s operations and financial position would be adversely affected due to the fact that Ms. Sourlis currently has a verbal non-binding agreement with the Company to fund its operations for an indefinite period of time. Also, if the SEC prevails, it would be more difficult for the Company to attract investors and/or business partners, which would have a material adverse effect on the Company’s business and operations, due to the fact that Ms. Sourlis is the sole director and officer (President, Chief Executive Officer) of the Company and the very nature of the Company’s business is to provide consulting services to start-up companies and public companies on various matters, from entity formation and financing structures to support for filing FINRA’s Form 211 and complying with SEC regulations. If the SEC prevails and prevent Ms. Sourlis from practicing securities law for a significant amount of time, it would in effect put the Company out of business unless the Company can retain new qualified employees, of which there can be no assurances that it will be able to do so.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our sole officer, sole director, Principal Executive Officer and Principal Financial and Accounting Officer, Ms. Virginia K. Sourlis, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of the fiscal year ended September 30, 2012 (the “Evaluation Date”).

Based upon that evaluation, our Management has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective.

Management has identified specific remedial actions to cure our disclosure controls and procedures:

●	Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. We plan to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once we have achieved positive cash flow from operations, and/or have raised significant additional working capital.

●	Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

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

Our Principal Executive Officer and Principal Financial and Accounting Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of September 30, 2012 due to control deficiencies that constituted material weaknesses.

Our Principal Executive Officer/Principal Financial and Accounting Officer concluded that our internal control over financial reporting had the following material weaknesses:

●	We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our 2012 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

●	The Company lacks sufficient resources to perform the internal audit function and the Company’s Board of Directors does not have a standing Audit Committee;

●	We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert for the Company. The Board of Directors is comprised of one (1) member of management. As a result, there may be lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by the Company; and

●	Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned material weaknesses, including, but not limited to, the following:

●	Considering the engagement of consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures;

●	Hiring additional qualified financial personnel including a Chief Financial Officer on a full-time basis;

●	Expanding our current Board of Directors to include additional independent individuals willing to perform directorial functions and to establish a standing Audit Committee comprised of an independent directors; and

●	Increasing our workforce in preparation for exiting the development stage and commencing revenue producing operations.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect these controls.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the respective names, ages and positions of our directors and executive officers as well as the year that each of them commenced serving as a director of the Company. The terms of all of the directors, as identified below, will run until our next annual meeting of stockholders or until their successors are elected and qualified.

Person and Position:	Age:	Held Position Since:
Virginia K. Sourlis President and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	48	April 30, 2010

Management and Director Biographies

Each of the foregoing person(s) may be deemed a “promoter” of the Company, as that term is defined in the rules and regulations promulgated under the Securities Act. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

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

Ms. Sourlis’ law firm handles private placements, public offerings, mergers and acquisitions, 1933 and 1934 Act Registration Statements, blue sky law compliance, proxy statements and information statements, Form 10-Ks, Form 10-Qs, Form 8-Ks, Forms 3, 4, & 5, and Forms 13G & 13D, and counsel and advise companies regarding general securities and corporate/business legal matters.

Virginia K. Sourlis, Esq. studied at Oxford University, England (1985), graduated from Stanford University, California (1986) and received her MBA and JD from Villanova University, Pennsylvania (1991). Virginia formerly served as an arbitrator and chairperson for the FINRA and New York Stock Exchange (“NYSE”), and is a past Director of the Eastern Monmouth Area Chamber of Commerce, and a member of the New Jersey Bar Association, Monmouth Bar Association, ACCA, ABA and NJCCA, received a full scholarship to Stanford University, Palo Alto, CA, an All American Collegiate basketball player at Stanford University (point guard), an Olympic basketball finalist, a retired professional basketball player, All-American high school basketball player, and retired high school basketball uniform (#10).

Her strong educational background and years of experience are believed by the Company to render her extremely capable and insightful towards bringing the Company’s business plan to fruition. Under her direction, the Company is focused on product development based on the client needs and direction of the marketplace. The Company offers general business consulting/services consisting of compliance reporting, bookkeeping, business writing, finance, and research and development. In addition, we offer business plan writing services for individuals interested in starting a new business and welcome referrals from accountants, lawyers and other business professionals. The Company’s mission is to offer competent and complete satisfaction to its customers.

Involvement in Certain Legal Proceedings

Other than what is disclosed under Item 3. Legal Proceedings of this section, none of our executive officers, directors or named consultants has, during the past five years:

(a)	Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c)	Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

(d)	Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Family Relationships

None

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner.

Employment Agreements

None

Audit, Nominating and Compensation Committees

Our Board of Directors has not formally established separate audit, nominating or compensation committees though they perform many of the functions that would otherwise be delegated to such committees. Currently, our Board of Directors believes that the cost of establishing such committees, including the costs necessary to recruit and retain qualified independent directors to serve on our Board of Directors and such committees and the legal costs to properly form and document the authority, policies and procedures of such committees are not justified under our current circumstances. However, we anticipate that our Board of Directors will seek qualified independent directors to serve on the Board and ultimately form standing nominating and compensation committees and nominate other directors to serve on its audit committee.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth all plan and non-plan compensation for the last two completed fiscal years paid to all individuals who served as the Company’s principal executive officer or acting in similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level, and other individuals as required by Item 402(m)(2) of Regulation S-K. We refer to all of these individuals collectively as our “named executive officers.”

SUMMARY COMPENSATION TABLE

Name	Title	Fiscal Year Ended September 30,	Salary	Bonus	Other Comp.	Total
Virginia K. Sourlis, Esq.	President and CEO	2012	$0	$0	$0	$0
	(Principal Executive Officer) (Principal Financial and Accounting Officer)	2011	$0	$0	$0	$0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
None	—	—	-	—

Director Compensation

During the fiscal year ending September 30, 2012, no compensation was paid to any member of the Board of Directors for their service.

Stock Option Grants

The Company has never issued any stock options to officers, employees or otherwise.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the beneficial ownership of the Company’s Common Stock, Series A Convertible Preferred Stock and Series B Non-Convertible Preferred Stock as of the date of this Report by (i) each person known by the Company to be the owner of more than 5% of the outstanding of each of the Company’s Common Stock, Series A Convertible Preferred Stock and Series B Non-Convertible Preferred Stock, (ii) each director, (iii) each named executive officer, and (iv) all directors and executive officers as a group. In general, “beneficial ownership” includes those shares that a stockholder has the power to vote or the power to transfer, and stock options and other rights to acquire Common Stock that are exercisable currently or become exercisable within 60 days. Unless otherwise indicated, the address for each person is c/o Savvy Business Support, Inc., 130 Maple Avenue, Suite 9B2, Red Bank, NJ 07701.

Name and Position	Shares of Common Stock		Percentage of Class (Common)(1)	Shares of Series A Preferred Stock	Percentage of Class (Series A Preferred)(2)	Shares of Series B Preferred Stock	Percentage of Class (Series B Preferred) (3)
Virginia K. Sourlis, Sole Officer and Director	2,310,000		98.1%	0	0	100	100%
Edward Whitehouse	1,000	(4)	*	4,500,000	100%	0	0%

Directors and Officers as a group (1 person)	2,310,000		98.1%	0	0	100	100%

(1)	Based on 2,355,000 shares of Common Stock issued and outstanding as of the date of this Annual Report.
(2)	Based on 4,500,000 shares of Series A Convertible Preferred Stock issued and outstanding as of the date of this Annual Report.
(3)	Based on 100 shares of Series B Non-Convertible Preferred Stock issued and outstanding as of the date of this Annual Report.
(4)	Shares of Common Stock are held jointly by Mr. and Mrs. Whitehouse, as husband and wife. Does not include shares of Common Stock issuable upon the conversion of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible by the holder thereof for 20 shares of Common Stock of the Company; provided, however, that the holder is prohibited from converting such number of shares of Series A Convertible Preferred Stock that would result in the stockholder beneficially owning more than 9.9% of the Common Stock of the Company.

Item 13. Certain Relationships and Related Transactions; and Director Independence

Related Party and Certain Transactions

There have been no related-party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

Our determination of independence of our directors is made using the definition of “independent director” contained under Rule 5065(a) (2) of the NASDAQ Marketplace Rules, even though such definitions do not currently apply to us because we are not listed on NASDAQ. None of the members of our Board of Directors qualify as independent pursuant to this Rule.

Indemnification

Pursuant to the Certificate of Incorporation and By-Laws of the Company, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

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

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2012	$3,000	W.T. Uniack & Co. CPA’s P.C.
	$0	Berman & Company, PA

2011	$3,000	W.T. Uniack & Co. CPA’s P.C.
	$3,000	Berman & Company, PA

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$3,000	W.T. Uniack & Co. CPA’s P.C.
	$0	Berman & Company, PA

2011	$0	W.T. Uniack & Co. CPA’s P.C.
	$0	Berman & Company, PA

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2012	$0	W.T. Uniack & Co. CPA’s P.C.
	$0	Berman & Company, PA

2011	$0	W.T. Uniack & Co. CPA’s P.C.
	$0	Berman & Company, PA

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$710	W.T. Uniack & Co. CPA’s P.C.
	$0	Berman & Company, PA

2011	$0	W.T. Uniack & Co. CPA’s P.C.
	$0	Berman & Company, PA

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV.

Item 15. Exhibits and Reports on Form 8-K

Index to Exhibits

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of Savvy Business Support, Inc. (1)

3.1.1	Certificate of Designations of Series A Convertible Preferred Stock (5)

3.1.2	Certificate of Designations of Series B Non-Convertible Preferred Stock (6)

3.2	Bylaws (1)

10.1*	Promissory Note, dated November 8, 2012 made by Savvy Business Support, Inc. f/b/o Anatom Associates SA

10.2*	Stock Redemption Agreement, dated November 9, 2012, between Savvy Business Support, Inc. and Virginia K. Sourlis

14.1	Savvy Business Support, Inc. Code of Ethics (1)

14.2	Savvy Business Support, Inc. Code of Business Conduct (1)

16.1	Letter, dated March 9, 2011, from Conner & Associates, PC (3)

16.2	Letter, dated October 25, 2011, from Berman & Company, PA (4)

31.1*	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Correspondence between Stephen J. Nelson, Esq. and Virginia K. Sourlis. (2)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension CalculationLinkbase

101.DEF*	XBRL Taxonomy Extension DefinitionLinkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

*Filed herewith

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (SEC File No.: 333-167130) filed on May 27, 2010.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (SEC File No.: 333-167130) filed on July 16, 2010.

(3)	Incorporated by reference from the Company’s Form 8-K filed on March 9, 2011.

(4)	Incorporated by reference from the Company’s Form 8-K filed on October 25, 2011.

(5)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (SEC File No.: 333-184110) filed on September 26, 2012.

(6)	Incorporated by reference from the Company’s Form 8-K filed on November 9, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 4, 2012	By:	/s/ VIRGINIA K. SOURLIS
	Name:	Virginia K. Sourlis
	Title:	President
(Principal Executive Officer,
Principal Financial Officer
and Principal Accounting Officer)

Signature	Title	Date

/s/ VIRGINIA K. SOURLIS	President	December 4, 2012
Virginia K. Sourlis	(Principal Executive Officer,
Principal Financial Officer
and Principal Accounting Officer)

