Form 10-Q
period 2012-12-31
SAVVY BUSINESS SUPPORT INC
filed 2013-02-13
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

OR

[ ]	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

Yes [X] No [  ]

As of February 13, 2013, there were 1,530,000 shares of Common Stock, par value $0.0001 per share; 4,500,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share; and 100 shares of Series B Non-Convertible Preferred Stock, par value $0.0001 per share, issued and outstanding.

2

Item 1.	Financial Statements

Savvy Business Support, Inc.

(A Development Stage Company)

Balance Sheets

	12/31/12	09/30/2012
	Unaudited	Audited

ASSETS

Current assets

Cash	$-	$450

Total current assets	-	450

Total assets	$-	$450

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued expenses	$7,594	$9,790

Note payable	193,000	-

Due to related party	30,233	25,683

Total current liabilities	230,827	35,473

Stockholders’ deficit

Series A Convertible Preferred stock, $.0001 par value, 10,000,000 shares authorized; 4,500,000 shares and zero shares issued and outstanding as of December 31, 2012 and September 30, 2012	450	450

Series B Non-Convertible Preferred stock, 100 shares and zero shares issued and outstanding as of December 31, 2012 and September 30, 2012	10

Common stock, $.0001 par value, 100,000,000 shares authorized; 2,355,000 and 5,055,000 shares issued and outstanding as of December 31, 2012 and September 30, 2012	235	506

Additional paid-in capital	(178,736)	9,994

Deficit accumulated during the development stage	(52,786)	(45,973)

Total stockholders’ deficit	(230,827)	(35,023)

Total liabilities and stockholders’ deficit	$-	$450

See accompanying notes to financial statements.

Savvy Business Support, Inc.

(A Development Stage Company)

Statements of Operations

	For the three months ended		From April 30, 2010
	December 31,		(Inception) to
	2012	2011	December 31, 2012

Revenue	$-	$-	$-

Cost of goods sold	-	-	-

Gross profit	-	-	-

General and administrative expenses	4,455	3,320	50,428

Loss from operations	(4,455)	(3,320)	(50,428)

Interest expense	2,359	-	2,359

Net loss	$(6,814)	$(3,320)	$(52,787)

Weighted average number of common shares outstanding (basic and fully diluted)	4,462,642	5,055,000	4,793,801

Basic and diluted (loss) per common share	$-	$-	$(0.01)

See accompanying notes to financial statements.

Savvy Business Support, Inc.

(A Development Stage Company)

Statements of Cash Flows

	For the three months ended		From April 30, 2010
	December 31,		(Inception) to
	2012	2011	December 31, 2012

Cash flows from operating activities

Net loss	$(6,814)	$(3,320)	$(52,787)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Stock issued for services	-	-	500
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	(2,196)	2,800	7,594

Net cash used in operating activities	(9,010)	(520)	(44,693)

Cash flows from investing activities	-	-	-

Cash flows from financing activities

Proceeds from related party advances	4,550	600	30,233

Proceeds from note payable	193,000	-	193,000

Payments for redemption of common stock	(189,000)	-	(189,000)

Proceeds from issuance of preferred stock	10	-	460

Proceeds from issuance of common stock	-	-	10,000

Net cash provided by financing activities	8,560	600	44,693

Net increase (decrease) in cash	(450)	80	-

Cash - beginning of period	450	4	-

Cash - end of period	$-	$84	$-

Supplemental disclosure of cash flow information:

Taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

See accompanying notes to financial statements.

SAVVY BUSINESS SUPPORT, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“the SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The interim unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K for the year ended September 30, 2012 filed with the SEC on December 04, 2012. In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ended September 30, 2013.

Going Concern

As of December 31, 2012, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period from April 30, 2010 (inception) to December 31, 2012, the Company accumulated deficit of $52,786 consisting of professional and SEC audit fees for the Company to maintain its SEC reporting requirements along with interest expense for debt incurred in November 2012.

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

Revenue Recognition

For the period April 30, 2010 (inception) to December 31, 2012, the Company did not realize any revenue

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

Recently Issued Accounting Pronouncements

As of December 31, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 3 – Related Party Transactions

Office Rent

As of December 31, 2011, the Company operated out of the premises of The Sourlis Law Firm offices on a rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to this office space arrangement.

For the period April 30, 2010 (date of inception) to December 31, 2012, the rent expense was zero.

Due to Related Party

As of December 31, 2012, the Company owed Virginia Sourlis, the majority shareholder of the Company and the Sourlis Law Firm, 30,233 consisting of advances that Ms. Sourlis made on behalf of the Company in the form of direct payments to certain vendors and accrued legal fees owed to the Sourlis Law Firm. There is no written agreement or other material terms or arrangements relating to the advances that Ms. Sourlis made on behalf of the Company.

 NOTE 4 – Note Payable

On November 8, 2012, the Company sold a five month promissory note in the principal amount of $193,000 bearing interest at the rate of 8% per annum. The Company may prepay the outstanding principal and interest of the promissory note without penalty.

For the three months ended December 31, 2012, the Company incurred interest expense of $2,359.

NOTE 5 − Preferred Stock

As of December 31, 2012, the Company is authorized to issue 10,000,000 shares of Preferred Stock, par value of $0.0001 per share.

Series A Convertible Preferred Stock

As of December 31, 2012, the Company has 4,500,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Series B Non-Convertible Preferred Stock

On November 8, 2012, the Company’s Board of Directors designated 100 shares of Preferred Stock as “Series B Non-Convertible Preferred Stock” and the Company filed a Certificate of Designations with the Secretary of State of the State of Nevada therein designating the class.

On November 8, 2012, the Company sold an aggregate of 100 shares of Series B Non-Convertible Preferred Stock to Virginia K. Sourlis, the Company’s sole director and officer (President) for an aggregate purchase price of $10.00.

As of December 31, 2012, the Company has 100 shares of Series B Non-Convertible Preferred Stock issued and outstanding.

NOTE 6 − Common Stock

Redemption of Common Stock

On November 9, 2012, the Company redeemed an aggregate of 2,700,000 shares of Common Stock of the Company held by Virginia K. Sourlis for $189,000.

As of December 31, 2012, the Company is authorized to issue 100,000,000 shares of Common Stock, par value of $0.0001 per share; 2,355,000 shares of common stock were issued and outstanding.

NOTE 7 – Subsequent Events (Unaudited)

On February 12, 2013, the Company sold a promissory note in the principal amount of $50,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company may prepay the outstanding principal and interest of the promissory note without penalty.

On February 12, 2013, Virginia K. Sourlis resigned from the Board of Directors of the Company and as the President and Chief Executive Officer of the Company, effective immediately. Ms. Sourlis’ resignation from the Company was not due to or a result of any disagreements with the Company.

On February 12, 2013, the Board of Directors of the Company appointed Mr. Bharat Vasandani as a member and Chairman of the Board of Directors of the Company until the next annual meeting of stockholders or until his successor is duly elected and qualified. The Board also appointed Mr. Vasandani to serve as the President, Chief Executive Officer and Chief Financial Officer of the Company.

As of February 13, 2013, the date the interim financial statements were available to be issued, there are no other subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for three months ended December 31, 2012.

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

The Company believes that raising $200,000 through the sale of common equity will be sufficient for the Company to become operational and sustain operations through the next twelve (12) months. We believe that the recurring revenues from services performed will be sufficient to support ongoing operations. Unfortunately, this can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flow from services will be adequate to maintain our business. Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the Report, for the period April 30, 2010 (inception) to September 30, 2012.

The Company currently has one officer and director. This individual allocates time and personal resources to the Company on a part-time basis.

As of the date of this Report, the Company has 2,355,000 shares of Common Stock, par value $0.0001 per share; 4,500,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share; and 100 shares of Series B Non-Convertible Preferred Stock, par value $0.0001 per share, issued and outstanding.

On September 24, 2012, our Board designated 4,500,000 shares of Preferred Stock as “Series A Convertible Preferred Stock” and we filed a Certificate of Designation with the Secretary of State of the State of Nevada therein designating and establishing the class of Series A Convertible Preferred Stock. On September 25, 2012, the Company sold 4,500,000 shares of Series A Convertible Preferred Stock to the Selling Stockholders for an aggregate purchase price of $450 under Section 4(2) under the Securities Act. Each share of Series A Convertible Preferred Stock is convertible by the holder thereof for 20 shares of Common Stock of the Company; provided, however, that the holder is prohibited from converting such number of shares of Series A Convertible Preferred Stock that would result in the stockholder beneficially owning more than 9.9% of the Common Stock of the Company. The holders of the Series A Convertible Preferred Stock shall vote only on a share for share basis with our Common Stock on any matter, including but not limited to, the election of directors, name changes, increases in the authorized common shares and for which such preferred stock or series has such rights and as otherwise provided by the Nevada law and is superior upon the liquidation of the Company. On September 26, 2012, we filed a Registration Statement on Form S-1 (File No: 333-184110) therein registering an aggregate of 90,000,000 shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Stock under the Securities Act of 1933, as amended (the “Securities Act”) on behalf of the Selling Stockholder named in the Registration Statement. We will not receive any proceeds from the sale of Common Stock on behalf of the Selling Stockholder. The Company issued the Series A Preferred Stock to prevent a change in control of the Company.

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

The outstanding shares of Series B Non-Convertible Preferred Stock shall vote together with the shares of Common Stock and other voting securities of the Company as a single class and, regardless of the number of shares of Series B Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series B Non-Convertible Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of the Corporation or action by written consent of stockholders. Each outstanding share of the Series B Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series B Non-Convertible Preferred Stock. The Company issued the Series B Non-Convertible Preferred Stock to prevent a change in control of the Company in case the current holder of the 4,500,000 outstanding shares of Series A Preferred Stock converted such shares and sold the shares of Common Stock issuable thereunder.

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

As of the date of this Report, the Company has 2,355,000 shares of Common Stock, par value $0.0001 per share; 4,500,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share; and 100 shares of Series B Non-Convertible Preferred Stock, par value $0.0001 per share, issued and outstanding.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a negative current ratio and Company has incurred an accumulated deficit of $52,786 for the period from April 30, 2010 (inception) to December 31, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The following table provides selected financial data about our company for the period from the date of inception through December 31, 2012. For detailed financial information, see the financial statements included in this Report.

Balance Sheet Data:

Cash	$-
Total assets	$-
Total liabilities	$230,827
Total stockholders’ deficit	$(230,827)

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

Results of Operations

At December 31, 2012, our total assets consisted solely of cash on hand which was $0 compared to $450 at September 30, 2012.

At December 31, 2012, our total current liabilities were $230,827 and consisted of $7,594 in accounts payable, $30,233 in amounts due to a related party and $193,000 in a note payable. As of September 30, 2012, our total current liabilities were $35,473 and consisted of $9,790 in accounts payable and $25,683 in amounts due to a related party. The accounts payable primarily consist of audit fees as the Company due to the Company’s SEC reporting requirements under the Exchange Act.

Our Total Stockholders’ Deficit was $(230,827) as of December 31, 2012, compared to $(35,023) at September 30, 2012.

Three Months Ended December 31, 2012 compared to Three Months due December 31, 2011.

Revenues. We had no revenues for the three months ended December 31, 2012 or December 31, 2011. To date, we have not attained any revenues.

Net Loss. We had a net loss of $(6,814) for the three months ended December 31, 2012, compared to $(3,320) for the three months ended December 31, 2011. Net Loss was comprised solely of General and Administrative Expenses which consisted of legal and professional fees.

Interest. During the three months ended December 31, 2012, we incurred $2,359 in interest expense related to the $193,000 note the Company incurred in November 2012.

Liquidity and Capital Resources

At December 31, 2012, we had $0 in cash on hand and an accumulated deficit of $(52,786) and have not generated any revenues to date. In their report for the fiscal year ended September 30, 2012, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern.

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

On September 25, 2012, we sold 4,500,000 shares of Series A Preferred Stock for an aggregate proceeds of proceeds of $450.00.

On November 8, 2012, we sold 100 shares of Series B Preferred Stock for an aggregate purchase price of $10.00.

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

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period April 30, 2010 (date of inception) to December 31, 2012.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2012, the Company maintained one bank account with a financial institution located in New Jersey.

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

Revenue Recognition

For the period April 30, 2010 (inception) to December 31, 2012, the Company did not realize any revenue

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

Based upon that evaluation, our management has concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On September 25, 2012, we sold 4,500,000 shares of Series A Preferred Stock for an aggregate proceeds of proceeds of $450.00.

On November 8, 2012, we sold 100 shares of Series B Preferred Stock for an aggregate purchase price of $10.00.

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

Item 3. Defaults Upon Senior Securities.

N/A

Item 4. Submission of Matters to a Vote of Security Holders.

N/A

Item 5. Other Information.

Subsequent Events:

On February 12, 2013, the Company sold a promissory note in the principal amount of $50,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company may prepay the outstanding principal and interest of the promissory note without penalty.

On February 12, 2013, Virginia K. Sourlis resigned from the Board of Directors of the Company and as the President and Chief Executive Officer of the Company, effective immediately. Ms. Sourlis’ resignation from the Company was not due to or a result of any disagreements with the Company.

On February 12, 2013, the Board of Directors of the Company appointed Mr. Bharat Vasandani as a member and Chairman of the Board of Directors of the Company until the next annual meeting of stockholders or until his successor is duly elected and qualified. The Board also appointed Mr. Vasandani to serve as the President, Chief Executive Officer and Chief Financial Officer of the Company.

Mr. Vasandani, age 36, is a leading expert in India's renewable energy and green building sectors. Mr. Vasandani began his career at Ahlstrom, a Finnish materials company, as an operations and financial analyst. In 2005 he joined D'Essence Consulting based in Mumbai, where he was part of a team that assisted private and public companies on business strategy and turnarounds. From 2006 to 2009, he served a similar role with TresVista Financial Services, Mumbai, providing strategic and operation advice to both Indian and international companies.

Since 2009, Mr. Vasandani has been specializing in the renewable energy sector, advising domestic and international firms on business development opportunities and market entry. He has assisted foreign EPC and development firms find Indian partners, as well as helping to establish relationships in the reverse direction. He is a frequent speaker at solar industry conferences across India.

Mr. Vasandani obtained his Bachelor of Engineering, Biomedical, from the University of Mumbai in 2001. He later also completed his Masters, International Business at ESC-Grenoble, France.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

3.1(1)	Certificate of Designations of Series A Convertible Preferred Stock (5)

3.2(2)	Certificate of Designations of Series B Non-Convertible Preferred Stock (6)

10.1(3)	Promissory Note, dated November 8, 2012 made by Savvy Business Support, Inc. f/b/o Anatom Associates SA

10.2(3)	Stock Redemption Agreement, dated November 9, 2012, between Savvy Business Support, Inc. and Virginia K. Sourlis

10.3(4)	Promissory Note, dated February 12, 2013, made by Savvy Business Support, Inc. f/b/o Anatom Associates SA

31.1(4)	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended

32.1(4)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial and Accounting Officer).

101.INS(5)	XBRL Instance Document

101.SCH(5)	XBRL Taxonomy Extension Schema

101.CAL(5)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(5)	XBRL Taxonomy Extension Definition Linkbase

101.LAB(5)	XBRL Taxonomy Extension Label Linkbase

101.PRE(5)	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (SEC File No.: 333-184110) filed on September 26, 2012.
(2)	Incorporated by reference from the Company’s Form 8-K filed on November 9, 2012.
(3)	Incorporated by reference form the Company’s Form 10-K for the fiscal year ended September 30, 2012 filed on December 4, 2012.
(4)	Filed herewith.
(5)	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: February 11, 2013	By:	/s/ VIRGINIA K. SOURLIS
	Name:	Virginia K. Sourlis
	Title:	President and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

