Form 10-Q
period 2013-03-31
PAN GLOBAL, CORP.
filed 2013-05-15
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

[ ]	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 333-167130

PAN GLOBAL, CORP.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-2473958
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

123 West Nye Lane, Suite 455 Carson City, NV	89706
(Address of Principal Executive Offices)	(Zip Code)

(888) 983-1623

(Registrant’s Telephone Number, Including Area Code)

Savvy Business Support, Inc.

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

Yes [  ] No [X]

As of May 15, 2013, there were 455,155,000 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Balance Sheets

(Unaudited)

	March 31, 2013	September 30, 2012
ASSETS

Current assets
Cash	$-	$450

Total current assets	-	450

Total assets	$-	$450

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$8,596	$9,790
Notes payable	268,000	-
Due to related party	34,968	25,683

Total current liabilities	311,564	35,473

Stockholders’ deficit
Preferred stock, $0.0001 par value, 25,000,000 shares authorized:
Series A Convertible Preferred stock, 10,000,000 shares authorized; 4,500,000 shares issued and outstanding	450	450
Series B Non-Convertible Preferred stock, 100 shares and zero shares issued and outstanding, respectively	10	-
Common stock, $0.0001 par value, 550,000,000 shares authorized; 1,255,000 and 5,055,000 shares issued and outstanding, respectively	125	506
Additional paid-in capital	(253,626)	9,994
Deficit accumulated during the development stage	(58,523)	(45,973)

Total stockholders’ deficit	(311,564)	(35,023)

Total liabilities and stockholders’ deficit	$-	$450

See accompanying notes to financial statements.

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended		From April 30, 2010
	March 31,		March 31,		(Inception) to
	2013	2012	2013	2012	March 31, 2013

Revenue	$-	$-	$-	$-	$-

Cost of goods sold	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses	1,149	3,180	5,603	6,500	51,576

Loss from operations	(1,149)	(3,180)	(5,603)	(6,500)	(51,576)

Interest expense	4,588	-	6,947	-	6,947

Net loss	$(5,737)	$(3,180)	$(12,550)	$(6,500)	$(58,523)

Weighted average number of common shares outstanding (basic and fully diluted)	1,798,889	5,055,000	2,658,571	5,055,000

Basic and diluted (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to financial statements.

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the six months ended		From April 30, 2010
	March 31,		(Inception) to
	2013	2012	March 31, 2013

Cash flows from operating activities
Net loss	$(12,550)	$(6,500)	$(58,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	-	500
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,194)	1,650	8,596
Due to related party	9,284	5,200	34,967
Net cash provided by (used in) operating activities	(4,460)	350	(14,460)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from note payable	268,000	-	268,000
Payments for redemption of common stock	(264,000)	-	(264,000)
Proceeds from issuance of preferred stock	10	-	460
Proceeds from issuance of common stock	-	-	10,000
Net cash provided by financing activities	4,010	-	14,460

Net increase (decrease) in cash	(450)	350	-

Cash - beginning of period	450	4	-

Cash - end of period	$-	$354	$-

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to financial statements.

Pan Global, Corp.

(Formerly Savvy Business Support, Inc.)

A Development Stage Company

Notes to Financial Statements

(Unaudited)

NOTE 1 – Organization

Pan Global, Corp. (formerly Savvy Business Support, Inc.) (“the Company”) was incorporated in State of Nevada on April 30, 2010.

The Company is a development stage business consulting company with a principal business of offering general business services/support to start-up companies, small and medium business planning to expand, individuals, and other business and organizations.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The interim unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K for the year ended September 30, 2012 filed with the SEC on December 4, 2012. In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended September 30, 2013.

Going Concern

As of March 31, 2013, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period from April 30, 2010 (inception) to March 31, 2013, the Company’s accumulated deficit of $58,523 consisted of professional and audit fees for the Company to maintain its SEC reporting requirements along with interest expense for debt incurred during the six months ended March 31, 2013.

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

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2013, the Company maintained one bank account with a financial institution located in New Jersey.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payable approximates the carrying amount of these financial instruments due to their short maturity.

Net Loss per Share Calculation

Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  Diluted loss per share is the same as basic loss per share for all periods presented because the effects of the additional securities, a result of the net loss, would be anti-dilutive.

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

Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued for disclosure consideration.

Recently Issued Accounting Pronouncements

As of March 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 3 – Related Party Transactions

Office Rent

As of March 31, 2013, the Company’s principal executive offices are located at 123 W. Nye Lane, Suite 455, Carson City, Nevada 89706. The Company rents offices for $500 per quarter pursuant to a lease agreement dated February 22, 2013, between the Company and Pinnacle Executive Suites. The lease is for one year and automatically extends for the same period as the initial term upon the same conditions contained in the lease agreement, unless either party notifies the other at least 30 days prior to the expiration date.

For the period April 30, 2010 (date of inception) March 31, 2013, the rent expense was $279.

Due to Related Party

As of March 31, 2013, the Company owed Virginia Sourlis, the former shareholder of the Company and the Sourlis Law Firm, $34,968 consisting of advances that Ms. Sourlis made on behalf of the Company in the form of direct payments to certain vendors and accrued legal fees owed to the Sourlis Law Firm. There is no written agreement or other material terms or arrangements relating to the advances that Ms. Sourlis made on behalf of the Company.

NOTE 4 – Notes Payable

On November 8, 2012, the Company entered into a five-month promissory note in the principal amount of $193,000 bearing interest at the rate of 8% per annum. The note is currently in default.

On February 12, 2013, the Company entered into a promissory note in the principal amount of $50,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company may prepay the outstanding principal and interest of the promissory note without penalty.

On February 22, 2013, the Company entered into a promissory note in the principal amount of $25,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company may prepay the outstanding principal and interest of the promissory note without penalty.

NOTE 5 − Preferred Stock

As of March 31, 2013, the Company was authorized to issue 10,000,000 shares of Preferred Stock, par value of $0.0001 per share.

Series A Convertible Preferred Stock

As of March 31, 2013, the Company had 4,500,000 shares of Series A Convertible Preferred Stock issued and outstanding.

Series B Non-Convertible Preferred Stock

On November 8, 2012, the Company’s Board of Directors designated 100 shares of Preferred Stock as “Series B Non-Convertible Preferred Stock” and the Company filed a Certificate of Designations with the Secretary of State of the State of Nevada therein designating the class.

On November 8, 2012, the Company sold an aggregate of 100 shares of Series B Non-Convertible Preferred Stock to Virginia K. Sourlis, the Company’s sole director and officer (President) for an aggregate purchase price of $10.

On February 22, 2013, Brookstone Partners LLC and Virginia K. Sourlis entered into a Stock Purchase Agreement pursuant to which Brookstone Partners LLC purchased Ms. Sourlis’ 100 shares of Series B Non-Convertible Preferred Stock of the Company in a private transaction, resulting in a change of control of the Company.

As of March 31, 2013, the Company had 100 shares of Series B Non-Convertible Preferred Stock issued and outstanding.

NOTE 6 − Common Stock

As of March 31, 2013, the Company was authorized to issue 100,000,000 shares of Common Stock, par value of $0.0001 per share; 1,255,000 shares of common stock were issued and outstanding.

Redemption of Common Stock

On November 9, 2012, the Company redeemed an aggregate of 2,700,000 shares of Common Stock of the Company held by Virginia K. Sourlis for $189,000.

On February 12, 2013, the Company redeemed an aggregate of 825,000 shares of Common Stock of the Company held by Virginia K. Sourlis for $50,000.

On February 22, 2013, the Company redeemed an aggregate of 275,000 shares of Common Stock of the Company held by Virginia K. Sourlis for $25,000.

NOTE 7 – Subsequent Events

Stock Exchange Agreement with Pan Asia Infratech Corp.

On April 25, 2013, the Company entered into a Stock Exchange Agreement (the “Agreement”) with Pan Asia Infratech Corp. a Nevada corporation (“Pan Asia”).

Pursuant to the Agreement, consummated on April 26, 2013, the stockholders of Pan Asia transferred to the Company 100% of the outstanding capital stock of Pan Asia (consisting of 15,000 shares of common stock, no par value) in exchange for, on a pro rata basis, an aggregate of 90,000,000 shares of common stock, par value $0.0001 per share (the “Common Stock”), of the Company (the “Share Exchange”). As a result of the Share Exchange, Pan Asia became a wholly-owned subsidiary of the Company and the business of Pan Asia has become the business of the Company.

Pan Asia is a development stage company incorporated in Nevada on July 13, 2012 and its principal business is the development of projects and technologies in environmentally sustainable energy and infrastructure markets. Pan Asia intends to generate sales through consulting and project management fees, project development fees, revenue from operating or investing in energy and infrastructure facilities, and technology sales.

Issuance of Common Stock

On April 23, 2013, the Company issued an aggregate of 500,000,000 restricted shares of common stock to Brookstone Partners, LLC (“Brookstone”), of which 50,000,000 shares were issued pursuant to Brookstone’s conversion of a promissory note in the principal amount of $5,000 issued by the Company to Brookstone on April 12, 2013 and the remaining 450,000,000 shares were issued pursuant to Brookstone’s conversion of a promissory note in the principal amount of $45,000 issued by the Company to Brookstone on April 23, 2013. Neither promissory note bore interest and both notes were unsecured and were to mature 30 days after their respective date of issuance. Upon Brookstone’s conversion of the two promissory notes, the indebtedness outstanding under the promissory notes was deemed satisfied and such notes were cancelled.

On April 24, 2013, the Company issued 45,000,000 shares of common stock pursuant to a stockholder’s conversion of 2,250,000 shares of Series A Convertible Preferred Stock.

Upon the consummation of the Share Exchange, on April 26, 2013, the Company issued an aggregate of 90,000,000 shares of Common Stock of the Company to the stockholders of Pan Asia in consideration for an aggregate of 15,000 shares of common stock of Pan Asia (constituting 100% of the outstanding shares of common stock of Pan Asia).

On April 29, 2013, the Company and Brookstone Partners, LLC (“Brookstone”) entered into a Share Exchange Agreement pursuant to which Brookstone exchanged 180,000,000 shares of the Company’s Common Stock for 1,800,000 shares of the Company’s Series C Preferred Stock. The Company issued the aforementioned 1,800,000 shares of Series C Preferred Stock to Brookstone under Section 3(a)(9) of the Securities Act of 1933, as amended, due to the fact that (i) the Company is the same issuer of the Common Stock and the Series C Preferred Stock, (ii) no additional consideration was given to Brookstone for the exchange, (iii) Brookstone was an existing security holder of the Company and (iv) the Company did not pay any commission or remuneration for the exchange. Stella Lumawag is the Managing Member of Brookstone and has voting and dispositive control of the shares held by Brookstone.

Redemption of Common Stock

On April 30, 2013, the Company redeemed an aggregate of 1,100,000 shares of Common Stock of the Company held by Virginia K. Sourlis for $41,092.

Amendment to the Articles of Incorporation

On April 19, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada therein increasing the Company’s authorized common stock, par value $0.0001 per share, from 100,000,000 shares to 550,000,000 shares, and authorized “blank check” preferred stock, par value $0.0001 per share, from 10,000,000 shares to 25,000,000 shares, effective immediately. The preferred stock shall have such designations, voting powers, preferences and relative participating optional or other special rights which shall be designated in such series or amounts as determined by the Board of Directors of the Company, without stockholder approval.

Effective on April 26, 2013, the Company amended its Articles of Incorporation with the Secretary of State of Nevada thereby changing the name of the Company from Savvy Business Support, Inc. to Pan Global, Corp.

Series C Convertible Preferred Stock

On April 26, 2013, the Company filed a Certificate of Designations with the Secretary of State of Nevada therein designating 5,000,000 shares of the Company’s authorized preferred stock as “Series C Convertible Preferred Stock” (“Series C Preferred Stock”), effective April 29, 2013. According to the Certificate of Designations, each holder of Series C Preferred Stock shall have the right, at such holder’s option, at any time or from time to time from and after the day immediately following the date the Series C Preferred Stock is first issued, to convert each share of Series C Preferred Stock into one (1) fully-paid and non-assessable share of Common Stock of the Company. Generally, the Series C Preferred Stock shall, with respect to rights on liquidation, winding up and dissolution, rank senior to (i) all classes of Common Stock and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the holder(s) of Series C Preferred Stock). Except as otherwise provided by the Nevada Revised Statutes, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of the Series C Preferred Stock then outstanding shall be entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, an amount equal to $1.00 per share.

The Holders of shares of Series C Convertible Preferred Stock shall not be entitled to receive any dividends except a one-time special dividend of $0.001 per each outstanding share of Series C Convertible Preferred Stock payable by the Company to the Holders thereof no earlier than the thirtieth (30th) day after the date of issuance of the Series C Convertible Preferred Stock to such Holders but no later than the first anniversary date of the date of issuance of the Series C Convertible Preferred Stock to such Holders, subject to the approval of the Holders of the Company’s senior securities and satisfaction of the Nevada Revised Statutes.

Issuance of Unsecured Convertible Promissory Notes

On April 12, 2013, the Company entered into a promissory note in the principal amount of $5,000 bearing interest at the rate of 0% per annum and maturing on May 12, 2013.

On April 23, 2013, the Company entered into a promissory note in the principal amount of $45,000 bearing interest at the rate of 0% per annum and maturing on May 23, 2013.

On April 30, 2013, the Company entered into a promissory note in the principal amount of $50,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

NOTE 8 – Pro Forma Financial Information

On April 26, 2013, the Company acquired all of the issued and outstanding shares of with Pan Asia Infratech Corp. (“Pan Asia”) in consideration for 90,000,000 shares of Pan Global’s common stock. This transaction was considered a combination of entities under common control due to Brookstone Partners, LLC controlling both companies. The following pro forma financial statement information is presented as if the combination occurred on March 31, 2013 for the balance sheet and as of the beginning of each period for the statements of operations.

Pro Forma Consolidated Balance Sheet

As of March 31, 2013

(Unaudited)

	Pan Global As of March 31, 2013 $	Pan Asia As of March 31, 2013 $		Pro Forma Adjustments (a) $	Pro Forma Total $

ASSETS

Current assets
Cash	–	5,458		–	5,458
Prepaid expenses	–	900		–	900
Total assets	–	6,358		–	6,358

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Accounts payable and accrued liabilities	8,596	2,000		–	10,596
Due to related party	34,968	1,100		–	36,068
Note payable	268,000	–		–	268,000
Total liabilities	311,564	3,100		–	314,664
Shareholders’ equity (deficit)
Series A convertible preferred stock	450	–		–	450
Series B non-convertible preferred stock	10	–		–	10
Series C convertible preferred stock	–	–		–	–
Common stock	125	5,500	(a)	9,000	9,125
			(a)	(5,500
Additional paid-in capital (deficit)	(253,626)	–	(a)	(3,500)	(257,126)
Deficit accumulated during the development stage	(58,523)	(2,242)		–	(60,765)
Total stockholders’ equity (deficit)	(311,564)	3,258		–	(308,306)
Total liabilities and stockholders’ equity (deficit)	–	6,358		–	6,358

(a)	To record exchange of Pan Asia’s common stock for Pan Global common stock.

Pro Forma Consolidated Statement of Operations

For the Three Months Ended March 31, 2013

(Unaudited)

	Pan Global Three Months Ended March 31, 2012	Pan Asia Three Months Ended March 31, 2012	Pro Forma Adjustments	Pro Forma Total
	$	$	$	$

Revenue	–	5,000	–	5,000

Operating Expenses
General and administrative	1,149	379	–	1,528
Management fees	–	–	–	–
Professional fees	–	6,600	–	6,600

Total expenses	1,149	6,979	–	8,128

Income (loss) before other income	(1,149)	(1,979)	–	(3,128)

Other Income (Expense)
Interest expense	(4,588)	–	–	(4,588)

Total other income (expense)	(4,588)	–	–	(4,588)

Net loss	(5,737)	(1,979)	–	(7,716)

Basic and diluted loss per common share	$(0.00)			$(0.00)

Weighted average common shares outstanding	1,798,889		90,000,000	91,798,889

Pro Forma Consolidated Statement of Operations

For the Six Months Ended March 31, 2013

(Unaudited)

	Pan Global Six Months Ended March 31, 2013	Pan Asia Six Months Ended March 31, 2013	Pro Forma Adjustments	Pro Forma Total
	$	$	$	$

Revenue	–	14,500	–	14,500

Operating Expenses
General and administrative	5,603	542	–	6,145
Management fees	–	1,000	–	1,000
Professional fees	–	14,100	–	14,100

Total expenses	5,603	15,642	–	(21,245)

Income (loss) before other income	(5,603)	(1,142)	–	(6,748)

Other Income (Expense)
Interest expense	(6,947)	–	–	(6,947)

Total other income (expense)	(6,947)	–	–	(6,947)

Net loss	(12,550)	(1,142)	–	(13,692)

Basic and diluted loss per common share	$(0.00)			$(0.00)

Weighted average common shares outstanding	2,658,571		90,000,000	92,658,571

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

Business Overview

General Information about the Company

Savvy Business Support, Inc. (the “Company” or “Savvy”) was incorporated in the State of Nevada on April 30, 2010. The Company offered general business services/support to start-up companies, small and medium business planning to expand, individuals, and other business and organizations. From the date of formation, the Company commenced operations, discussing and offering its business consulting services to prospective clients. Because Savvy had nominal operations and minimal assets, it was considered to be a “shell company” under the Securities Exchange Act of 1934, as amended. As discussed below, upon the consummation of the share exchange with Pan Asia Infratech Corp. on April 26, 2013, the Company ceased being a shell company. See “Subsequent Events.”

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

Bharat Vasandani has focused his career on India’s renewable energy and green building sectors. Mr. Vasandani began his career at an Indian plastic manufacturing company, called Jyotika Industries from October 2001 to September 2003. In November 2005, he joined D’Essence Consulting based in Mumbai, India where he was part of a team that assisted private and public companies on business strategy and turnarounds. From November 2006 to April 2009, he served a similar role with TresVista Financial Services in Mumbai, India, providing strategic and operation advice to both Indian and international companies on valuation, equity investments and M&A. Mr. Vasandani obtained his Bachelor of Engineering, Biomedical, from the University of Mumbai in 2001. In 2005, he completed his Masters, International Business at ESC-Grenoble, France.

On February 22, 2013, Brookstone Partners LLC and Virginia Sourlis entered into a Stock Purchase Agreement pursuant to which Brookstone Partners LLC purchased Ms. Sourlis’ 100 shares of Series B Non-Convertible Preferred Stock of the Company in consideration for $1,000, resulting in a change of control of the Company. The outstanding shares of Series B Non-Convertible Preferred Stock vote together with the shares of Common Stock and other voting securities of the Company as a single class and, regardless of the number of shares of Series B Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series B Non-Convertible Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent of stockholders. Each outstanding share of the Series B Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series B Non-Convertible Preferred Stock. Ms. Stella Lumawag has voting and dispositive control over Brookstone Partners, LLC.

Subsequent Events:

Stock Exchange Agreement with Pan Asia Infratech Corp.

As previously reported by the Company on a Form 8-K filed with the Commission on May 1, 2013, on April 25, 2013, the Company entered into a Stock Exchange Agreement (the “Agreement”) with Pan Asia Infratech Corp. a Nevada corporation (“Pan Asia”).

Pursuant to the Agreement, consummated on April 26, 2013, the stockholders of Pan Asia transferred to the Company 100% of the outstanding capital stock of Pan Asia (consisting of 15,000 shares of common stock, no par value) in exchange for, on a pro rata basis, an aggregate of 90,000,000 shares of common stock, par value $0.0001 per share (the “Common Stock”), of the Company (the “Share Exchange”). As a result of the Share Exchange, Pan Asia became a wholly-owned subsidiary of the Company and the business of Pan Asia has become the business of the Company.

Pan Asia is a development stage company incorporated in Nevada on July 13, 2012 and its principal business is the development of projects and technologies in environmentally sustainable energy and infrastructure markets. Pan Asia intends to generate sales through consulting and project management fees, project development fees, revenue from operating or investing in energy and infrastructure facilities, and technology sales.

Prior to the consummation of the Share Exchange on April 26, 2013, Savvy had been considered to be a “shell company” under the Exchange Act. Upon the consummation of the Share Exchange with Pan Asia Infratech Corp. on April 26, 2013, the Company ceased being a shell company.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, Savvy had a negative current ratio and Company has incurred an accumulated deficit of $58,523 for the period from April 30, 2010 (inception) to March 31, 2013. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The following table provides selected financial data about our company for the period from the date of inception through March 31, 2013. For detailed financial information, see the financial statements included in this Report.

Balance Sheet Data:

Cash	$-
Total assets	$-
Total liabilities	$(311,564)
Total stockholders’ deficit	$(311,564)

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

Results of Operations

As of March 31, 2013, our total assets consisted solely of cash on hand which was $0 compared to $450 at September 30, 2012.

As of March 31, 2013, our total current liabilities were $311,564 and consisted of $8,596 in accounts payable, $34,968 in amounts due to a related party and $268,000 in notes payable. As of September 30, 2012, our total current liabilities were $35,473 and consisted of $9,790 in accounts payable and $25,683 in amounts due to a related party. The accounts payable primarily consist of audit fees as the Company due to the Company’s SEC reporting requirements under the Exchange Act.

Our total stockholders’ deficit was $311,564 at March 31, 2013, compared to $35,023 at September 30, 2012.

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012.

Revenues. We had no revenues for the three months ended March 31, 2013 or March 31, 2012. To date, we have not attained any revenues.

Net Loss. We had a net loss of $5,737 for the three months ended March 31, 2013, compared to $3,180 for the three months ended March 31, 2012. Net Loss was comprised of general and administrative expenses which consisted of legal and professional fees and interest expense.

Interest. During the three months ended March 31, 2013, we incurred $4,588 in interest expense compared to $0 for the three months ended March 31, 2012.

Six Months Ended March 31, 2013 compared to Six Months Ended March 31, 2012.

Revenues. We had no revenues for the six months ended March 31, 2013 or March 31, 2012. To date, we have not attained any revenues.

Net Loss. We had a net loss of $12,550 for the six months ended March 31, 2013, compared to $6,500 for the six months ended March 31, 2012. Net Loss was comprised of General and Administrative Expenses which consisted of legal and professional fees and interest expense.

Interest. During the six months ended March 31, 2013, we incurred $6,947 in interest expense compared to $0 for the six months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had $0 in cash on hand and an accumulated deficit of $58,523 and had not generated any revenues. In their report for the fiscal year ended September 30, 2012, our auditors expressed that there is substantial doubt as to our ability to continue as a going concern.

From inception to the date of her resignation on February 12, 2013, our operations were funded by Virginia K. Sourlis, our former sole officer and director, pursuant to a verbal, non-binding agreement. As of March 31, 2013, the Company owed a total of $34,968 to Ms. Sourlis. Mr. Vasandani, the Company’s current President, Chief Executive Officer and Chief Financial Officer, has verbally agreed to fund the Company’s operating and SEC reporting expenses until the Company can achieve revenues sufficient to sustain its operational and regulatory requirements, of which there can be no assurances.

On September 25, 2012, we sold 4,500,000 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $450.00.

On November 8, 2012, we sold 100 shares of Series B Non-Convertible Preferred Stock for an aggregate purchase price of $10.00.

On February 12, 2013, the Company entered into a promissory note in the principal amount of $50,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company may prepay the outstanding principal and interest of the promissory note without penalty. At March 31, 2013, there was an aggregate of $50,522 outstanding under the note, including the principal amount of $50,000 and $522 in accrued interest.

On February 22, 2013, the Company entered into a promissory note in the principal amount of $25,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company may prepay the outstanding principal and interest of the promissory note without penalty. At March 31, 2013, there was an aggregate of $25,206 outstanding under the note, including the principal amount of 25,000 and $206 in accrued interest.

We believe that our current levels of cash will not be sufficient to meet our liquidity needs for the next 12 months. We will need additional cash resources in the future if we pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. To satisfy future cash requirements, we expect to seek funding through the issuance of debt or equity securities and the obtaining of a credit facility. Any future issuance of equity securities could cause dilution for our shareholders. Any incurrence of indebtedness will increase our debt service obligations and may cause us to be subject to restrictive operating and financial covenants. It is possible that financing may be available to us in amounts or on terms that are not favorable to the Company or not available at all.

Off-Balance Sheet Operations

The Company does not have any off-balance sheet operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period April 30, 2010 (date of inception) to March 31, 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

N/A

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

Based upon that evaluation, our management has concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective.

Changes in Internal Controls.

As previously reported by the Company and elsewhere in this Form 10-Q, on February 12, 2013, Virginia K. Sourlis resigned from the Board of Directors of the Company and as the President and Chief Executive Officer of the Company, effective immediately. Ms. Sourlis’ resignation from the Company was not due to or a result of any disagreements with the Company. Ms. Sourlis served as the Principal Executive Officer and Principal Financial and Accounting Officer of the Company. On February 12, 2013, the Board of Directors of the Company appointed Mr. Bharat Vasandani as a member and Chairman of the Board of Directors of the Company until the next annual meeting of stockholders or until his successor is duly elected and qualified. The Board also appointed Mr. Vasandani to serve as the President, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) of the Company.

Other than what is described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On February 12, 2013, the Company entered into a promissory note in the principal amount of $50,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company may prepay the outstanding principal and interest of the promissory note without penalty.

On February 22, 2013, the Company entered into a promissory note in the principal amount of $25,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company may prepay the outstanding principal and interest of the promissory note without penalty.

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

Item 3. Defaults Upon Senior Securities.

N/A

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

Subsequent Events

See “Subsequent Events” included under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7 to the Unaudited Financial Statements included herein.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

10.1(1)	$50,000 8% Promissory Note, dated February 12, 2013, made by Savvy Business Support, Inc. f/b/o Anatom Associates SA

10.2*	$25,000 8% Promissory Note, dated February 22, 2013, made by Savvy Business Support, Inc. f/b/o Anatom Associates SA

10.3(2)	Series B Stock Purchase Agreement, dated February 22, 2013, between Brookstone Partners LLC and Virginia K. Sourlis

31.1*	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial and Accounting Officer).

101.INS(3)	XBRL Instance Document

101.SCH(3)	XBRL Taxonomy Extension Schema

101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase

101.LAB(3)	XBRL Taxonomy Extension Label Linkbase

101.PRE(3)	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.
(1)	Incorporated by reference from the Company’s Form 10-Q for the fiscal quarter ended December 31, 2012 filed on February 13, 2013.
(2)	Incorporated by reference from the Company’s Form 8-K filed on February 25, 2013.
(3)	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2013	By:	/s/ BHARAT VASANDANI
	Name:	Bharat Vasandani
Title:

President, Chairman, Chief Executive Officer and

Chief Financial Officer President, Chairman, Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer)

(Principal Financial and Accounting Officer)

