Form 10-Q/A
period 2013-03-31
PAN GLOBAL, CORP.
filed 2013-06-19
CIK 1492617

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

With a copy to:

Philip Magri, Esq.

The Magri Law Firm, PLLC

11 Broadway, Suite 615

New York, NY 10004

T: (646) 502-5900

F: (646) 826-9200

pmagri@magrilaw.com

www.MagriLaw.com

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

Yes [  ] No [X]

As of June 19, 2013, there were 455,155,000 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

Pan Global, Corp., a Nevada corporation (the “Company”), is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its quarterly report on Form 10-Q for the period ended March 31, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on May 15, 2013 (the “Original Filing Date”), to amend Notes 4 and 7 to the financial statements presented this Form 10-Q/A and certain other disclosure in the Company’s Form 10-Q pertaining to the Company’s issuance of promissory notes to Anatom Associates, S.A., an unrelated party, and the use of proceeds thereof to redeem common stock of the Company’s former sole executive officer and director.

Only those Items of the Form 10-Q which have been amended are included in this Amendment. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way, except as stated above, disclosures made in the Form 10-Q. No other changes have been made to the Form 10-Q. The omitted Items from the Form 10-Q are incorporated by reference herein.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

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

NOTE 1 - Organization

Pan Global, Corp. (formerly Savvy Business Support, Inc.) (“the Company”) was incorporated in State of Nevada on April 30, 2010.

The Company is a development stage business consulting company with a principal business of offering general business services/support to start-up companies, small and medium business planning to expand, individuals, and other business and organizations.

NOTE 2 - Summary of Significant Accounting Policies

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

NOTE 3 - Related Party Transactions

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

NOTE 4 - Notes Payable

On November 8, 2012, the Company issued a five-month promissory note to Anatom Associates, S.A, an unrelated party, in the principal amount of $193,000 bearing interest at the rate of 8% per annum. The note is currently in default. The Company used the proceeds of this note to redeem an aggregate of 2,700,000 shares of Common Stock of the Company held by Virginia K. Sourlis, the Company’s then sole executive officer and director, for $189,000 on November 9, 2012.

On February 12, 2013, the Company issued a promissory note to Anatom Associates, S.A, an unrelated party, in the principal amount of $50,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company may prepay the outstanding principal and interest of the promissory note without penalty. The Company used the proceeds of this note to redeem an aggregate of 825,000 shares of Common Stock of the Company held by Virginia K. Sourlis, the Company’s then sole executive officer and director, for $50,000 on February 12, 2012.

On February 22, 2013, the Company issued a promissory note to Anatom Associates, S.A., an unrelated party, in the principal amount of $25,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company may prepay the outstanding principal and interest of the promissory note without penalty. The Company used the proceeds of this note to redeem an aggregate of 275,000 shares of Common Stock of the Company held by Virginia K. Sourlis, the Company’s then sole executive officer and director, for $25,000 on February 22, 2013.

NOTE 5 - Preferred Stock

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

NOTE 6 - Common Stock

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

NOTE 7 - Subsequent Events

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

On April 24, 2013, the Company issued 45,000,000 shares of common stock pursuant to a stockholder’s conversion of 2,250,000 shares of Series A Convertible Preferred Stock. These shares were issued pursuant to an effective Registration Statement on Form S-1 (File No: 333-184110).

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

Issuance of Unsecured Convertible Promissory Notes

On April 12, 2013, the Company issued a promissory note to Brookstone Partners, LLC, a principal stockholder of the Company, in the principal amount of $5,000 bearing interest at the rate of 0% per annum and maturing on May 12, 2013. On April 23, 2013, Brookstone Partners, LLC converted the promissory note into 50,000,000 shares of Common Stock of the Company.

On April 23, 2013, the Company issued a promissory note to Brookstone Partners, LLC, a principal stockholder of the Company, in the principal amount of $45,000 bearing interest at the rate of 0% per annum and maturing on May 23, 2013. On April 23, 2013, Brookstone Partners, LLC converted the promissory note into 450,000,000 shares of Common Stock of the Company.

Brookstone Partners, LLC also holds an aggregate of 100 shares of the Company’s outstanding Series B Preferred Stock which has 80% voting power. Stella Lumawag is the Managing Member of Brookstone Partners, LLC and has voting and dispositive control of the shares held by Brookstone.

On April 30, 2013, the Company issued a promissory note to Anatom Associates, S.A., an unrelated party, in the principal amount of $50,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

The Company used the proceeds of this note to redeem an aggregate of 1,100,000 shares of Common Stock of the Company held by Virginia K. Sourlis, the Company’s former sole executive officer and director, for $41,092 on April 30, 2013.

NOTE 8 - Pro Forma Financial Information

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

Pro Forma Consolidated Balance Sheet

As of March 31, 2013

(Unaudited)

	Pan Global As of March 31, 2013 $	Pan Asia As of March 31, 2013 $		Pro Forma Adjustments (a) $	Pro Forma Total $

ASSETS

Current assets
Cash	-	5,458		-	5,458
Prepaid expenses	-	900		-	900
Total assets	-	6,358		-	6,358

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Accounts payable and accrued liabilities	8,596	2,000		-	10,596
Due to related party	34,968	1,100		-	36,068
Note payable	268,000	-		-	268,000
Total liabilities	311,564	3,100		-	314,664
Shareholders’ equity (deficit)
Series A convertible preferred stock	450	-		-	450
Series B non-convertible preferred stock	10	-		-	10
Series C convertible preferred stock	-	-		-	-
Common stock	125	5,500	(a)	9,000	9,125
			(a)	(5,500)
Additional paid-in capital (deficit)	(253,626)	-	(a)	(3,500)	(257,126)
Deficit accumulated during the development stage	(58,523)	(2,242)		-	(60,765)
Total stockholders’ equity (deficit)	(311,564)	3,258		-	(308,306)
Total liabilities and stockholders’ equity (deficit)	-	6,358		-	6,358

(a)	To record exchange of Pan Asia’s common stock for Pan Global common stock.

Pro Forma Consolidated Statement of Operations

For the Three Months Ended March 31, 2013

(Unaudited)

	Pan Global Three Months Ended March 31, 2012	Pan Asia Three Months Ended March 31, 2012	Pro Forma Adjustments	Pro Forma Total
	$	$	$	$

Revenue	-	5,000	-	5,000

Operating Expenses
General and administrative	1,149	379	-	1,528
Management fees	-	-	-	-
Professional fees	-	6,600	-	6,600

Total expenses	1,149	6,979	-	8,128

Income (loss) before other income	(1,149)	(1,979)	-	(3,128)

Other Income (Expense)
Interest expense	(4,588)	-	-	(4,588)

Total other income (expense)	(4,588)	-	-	(4,588)

Net loss	(5,737)	(1,979)	-	(7,716)

Basic and diluted loss per common share	$(0.00)			$(0.00)

Weighted average common shares outstanding	1,798,889		90,000,000	91,798,889

Pro Forma Consolidated Statement of Operations

For the Six Months Ended March 31, 2013

(Unaudited)

	Pan Global Six Months Ended March 31, 2013	Pan Asia Six Months Ended March 31, 2013	Pro Forma Adjustments	Pro Forma Total
	$	$	$	$

Revenue	-	14,500	-	14,500

Operating Expenses
General and administrative	5,603	542	-	6,145
Management fees	-	1,000	-	1,000
Professional fees	-	14,100	-	14,100

Total expenses	5,603	15,642	-	(21,245)

Income (loss) before other income	(5,603)	(1,142)	-	(6,748)

Other Income (Expense)
Interest expense	(6,947)	-	-	(6,947)

Total other income (expense)	(6,947)	-	-	(6,947)

Net loss	(12,550)	(1,142)	-	(13,692)

Basic and diluted loss per common share	$(0.00)			$(0.00)

Weighted average common shares outstanding	2,658,571		90,000,000	92,658,571

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

On February 12, 2013, the Company issued a promissory note to Anatom Associates, S.A, an unrelated party, in the principal amount of $50,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company may prepay the outstanding principal and interest of the promissory note without penalty.

The Company used the proceeds of this note to redeem an aggregate of 825,000 shares of Common Stock of the Company held by Virginia K. Sourlis, the Company’s then sole executive officer and director, for $50,000 on February 12, 2012.

On February 22, 2013, the Company issued a promissory note to Anatom Associates, S.A., an unrelated party, in the principal amount of $25,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company may prepay the outstanding principal and interest of the promissory note without penalty. The Company used the proceeds of this note to redeem an aggregate of 275,000 shares of Common Stock of the Company held by Virginia K. Sourlis, the Company’s then sole executive officer and director, for $25,000.

On February 22, 2013, Brookstone Partners, LLC and Virginia K. Sourlis entered into a Stock Purchase Agreement pursuant to which Brookstone Partners, LLC purchased Ms. Sourlis’ 100 shares of Series B Non-Convertible Preferred Stock of the Company in consideration for $1,000, resulting in a change of control of the Company. The outstanding shares of Series B Non-Convertible Preferred Stock vote together with the shares of Common Stock and other voting securities of the Company as a single class and, regardless of the number of shares of Series B Non-Convertible Preferred Stock outstanding and as long as at least one of such shares of Series B Non-Convertible Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent of stockholders. Each outstanding share of the Series B Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series B Non-Convertible Preferred Stock. Ms. Stella Lumawag has voting and dispositive control over Brookstone Partners, LLC. Due to Ms. Lumawag’s indirect beneficial ownership of the Company’s outstanding Series B Non-Convertible Stock through Brookstone Partners, LLC, Ms. Lumawag has control over the Company.

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

On April 29, 2013, the Company and Brookstone Partners, LLC entered into a Share Exchange Agreement pursuant to which Brookstone exchanged 180,000,000 shares of the Company’s Common Stock for 1,800,000 shares of the Company’s Series C Preferred Stock. The Company issued the aforementioned 1,800,000 shares of Series C Preferred Stock to Brookstone under Section 3(a)(9) of the Securities Act of 1933, as amended, due to the fact that (i) the Company is the same issuer of the Common Stock and the Series C Preferred Stock, (ii) no additional consideration was given to Brookstone for the exchange, (iii) Brookstone was an existing security holder of the Company and (iv) the Company did not pay any commission or remuneration for the exchange. Stella Lumawag is the Managing Member of Brookstone and has voting and dispositive control of the shares held by Brookstone.

Redemption of Common Stock

On April 30, 2013, the Company issued a promissory note to Anatom Associates, S.A., an unrelated party, in the principal amount of $50,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company used the proceeds of this promissory note to redeem an aggregate of 1,100,000 shares of Common Stock of the Company held by Virginia K. Sourlis for $41,092 on April 30, 2013.

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

Issuance of Unsecured Convertible Promissory Notes

On April 12, 2013, the Company issued a promissory note to Brookstone Partners, LLC, an affiliate of the Company, in the principal amount of $5,000 bearing interest at the rate of 0% per annum and maturing on May 12, 2013. As disclosed above, on April 23, 2013, Brookstone Partners, LLC converted the promissory note into 50,000,000 shares of Common Stock of the Company.

On April 23, 2013, the Company issued a promissory note to Brookstone Partners, LLC, an affiliate of the Company, in the principal amount of $45,000 bearing interest at the rate of 0% per annum and maturing on May 23, 2013. As disclosed above, on April 23, 2013, Brookstone Partners, LLC converted the promissory note into 450,000,000 shares of Common Stock of the Company.

Brookstone Partners, LLC also holds an aggregate of 100 shares of the Company’s outstanding Series B Non-Convertible Preferred Stock which has 80% voting power. Stella Lumawag is the Managing Member of Brookstone Partners, LLC and has voting and dispositive control of the shares held by Brookstone. As a result of Brookstone Partners, LLC owning the Company’s outstanding Series B Non-Convertible Preferred Stock, Ms. Lumawag has voting control over the Company.

On April 30, 2013, the Company issued a promissory note to Anatom Associates, S.A., an unrelated party, in the principal amount of $50,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

The Company used the proceeds of this note to redeem an aggregate of 1,100,000 shares of Common Stock of the Company held by Virginia K. Sourlis, the Company’s former sole executive officer and director, for $41,092 on April 30, 2013.

Trading Symbol:

On May 1, 2013, FINRA announced that the OTCQB symbol of the Company’s Common Stock would be changed from SVYB to PGLO, effective May 2, 2013. Trading in the Company’s Common Stock before May 2, 2013 was under Savvy’s trading symbol, SYVB.

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

On September 25, 2012, we sold 4,500,000 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $450.00.

On November 8, 2012, we sold 100 shares of Series B Non-Convertible Preferred Stock for an aggregate purchase price of $10.00.

On February 12, 2013, the Company issued a promissory note to Anatom Associates, S.A., an unrelated party, in the principal amount of $50,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company may prepay the outstanding principal and interest of the promissory note without penalty. At March 31, 2013, there was an aggregate of $50,522 outstanding under the note, including the principal amount of $50,000 and $522 in accrued interest. The Company used the proceeds to redeem 825,000 shares of Common Stock held by Virginia K. Sourlis, the Company’s former sole executive officer and director, on February 12, 2013 for $50,000.

On February 22, 2013, the Company issued a promissory note to Anatom Associates, S.A. in the principal amount of $25,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company may prepay the outstanding principal and interest of the promissory note without penalty. At March 31, 2013, there was an aggregate of $25,206 outstanding under the note, including the principal amount of 25,000 and $206 in accrued interest. The Company used the proceeds to redeem 275,000 shares of Common Stock held by Virginia K. Sourlis, the Company’s former sole executive officer and director, on February 22, 2013 for $25,000.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On February 12, 2013, the Company issued a promissory note to Anatom Associates, S.A., an unrelated party, in the principal amount of $50,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company may prepay the outstanding principal and interest of the promissory note without penalty. The Company used the proceeds to redeem 825,000 shares of Common Stock held by Virginia K. Sourlis, the Company’s former sole executive officer and director, on February 12, 2013 for $50,000.

On February 22, 2013, the Company issued a promissory note to Anatom Associates, S.A., an unrelated party, in the principal amount of $25,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company may prepay the outstanding principal and interest of the promissory note without penalty. The Company used the proceeds to redeem 275,000 shares of Common Stock held by Virginia K. Sourlis, the Company’s former sole executive officer and director, on February 22, 2013 for $25,000.

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

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

2.1(1)	Stock Exchange Agreement, dated April 25, 2013, between Savvy Business Support, Inc. and Pan Asia Infratech Corp.

3.1(1)	Certificate of Amendment, effective April 26, 2013

3.2(1)	Series C Convertible Preferred Stock Certificate of Designations, effective April 29, 2013

10.1(2)	$50,000 8% Promissory Note, dated February 12, 2013, made by Savvy Business Support, Inc. f/b/o Anatom Associates SA

10.2(3)	$25,000 8% Promissory Note, dated February 22, 2013, made by Savvy Business Support, Inc. f/b/o Anatom Associates SA

10.3(4)	Series B Stock Purchase Agreement, dated February 22, 2013, between Brookstone Partners LLC and Virginia K. Sourlis

10.4(1)	Share Exchange Agreement, dated April 29, 2013, by and between Pan Global, Corp. (formerly Savvy Business Support, Inc.) and Brookstone Partners, LLC

10.5(1)	$50,000 8% Promissory Note, dated April 30, 2013, payable to Anatom Associates SA

31.1*	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial and Accounting Officer).

101.INS(5)	XBRL Instance Document

101.SCH(5)	XBRL Taxonomy Extension Schema

101.CAL(5)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(5)	XBRL Taxonomy Extension Definition Linkbase

101.LAB(5)	XBRL Taxonomy Extension Label Linkbase

101.PRE(5)	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.
(1)	Incorporated by reference from the Company’s Form 8-K filed on May 1, 2013.
(2)	Incorporated by reference from the Company’s Form 10-Q for the fiscal quarter ended December 31, 2012 filed on February 13, 2013.
(3)	Incorporated by reference from the Company’s Form 10-Q for the fiscal quarter ended March 31, 2013 filed on May 15, 2013.
(4)	Incorporated by reference from the Company’s Form 8-K filed on February 25, 2013.
(5)	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 19, 2013	By:	/s/ BHARAT VASANDANI
	Name:	Bharat Vasandani
Title:

President, Chairman, Chief Executive Officer and

Chief Financial Officer President, Chairman,

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer)

(Principal Financial and Accounting Officer)

