Form 10-Q
period 2013-06-30
PAN GLOBAL, CORP.
filed 2013-08-19
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Yes [X] No [  ]

As of August 19, 2013, there were 455,155,000 shares of Common Stock, par value $0.0001 per share, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

June 30, 2013

(Unaudited)

3

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	September 30, 2012

ASSETS

Current assets

Cash	$9,822	$450
Accounts receivable	10,000	–
Prepaid expenses	500	–

Total assets	$20,322	$450

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	$32,562	$9,790
Notes payable	318,000	–
Notes payable – related party	25,000	–
Due to related party	1,100	25,683
Dividends payable	18,000	–

Total liabilities	394,662	35,473

Stockholders’ deficit

Preferred stock, 25,000,000 shares authorized, $0.0001 par value;

Series A Convertible Preferred stock: 10,000,000 shares authorized; 2,250,000 shares and 4,500,000 shares issued and outstanding, respectively	225	450

Series B Non-Convertible Preferred stock, 100 shares authorized; 100 shares and zero shares issued and outstanding, respectively	–	–

Series C Convertible Preferred stock, 5,000,000 shares authorized; 1,800,000 shares and zero shares issued and outstanding, respectively	180	–

Common stock, 550,000,000 shares authorized, $0.0001 par value; 455,155,000 shares and 5,055,000 shares issued and outstanding, respectively	46,006	506

Additional paid-in capital	50,032	9,994

Deficit accumulated during the development stage	(165,691)	(45,973)

Treasury stock, at cost	(305,092)	–

Total stockholders’ deficit	(374,340)	(35,023)

Total liabilities and stockholders’ deficit	$20,322	$450

See accompanying notes to the consolidated financial statements.

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the	For the	For the	For the	Period from
	Three Months	Three Months	Nine Months	Nine Months	April 30, 2010
	Ended	Ended	Ended	Ended	(Inception) to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenue	$15,000	$–	$15,000	$–	$15,000

Expenses
General and administrative	22,216	5,560	27,819	12,060	73,792
Management fees	1,045	–	1,045	–	1,045
Professional fees	42,925	–	42,925	–	42,925

Total expenses	66,186	5,560	71,789	12,060	117,762

Loss from operations	(51,186)	(5,560)	(56,789)	(12,060)	(102,762)

Other expenses
Interest expense	(55,982)	–	(62,929)	–	(62,929)

Total other expenses	(55,982)	–	(62,929)	–	(62,929)

Net loss	$(107,168)	$(5,560)	$(119,718)	$(12,060)	$(165,691)

Net loss per common share – basic and diluted	$–	$–	$–	$–

Weighted average number of common shares outstanding – basic and diluted	354,461,593	5,055,000	119,926,245	5,055,000

See accompanying notes to the consolidated financial statements.

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30, 2013	For the Nine Months Ended June 30, 2012	Period from April 30, 2010 (Inception) to June 30, 2013

Cash flows from operating activities

Net loss	$(119,718)	$(12,060)	$(165,691)

Adjustments to reconcile net loss to net cash from operating activities:
Accretion of discount on convertible notes payable	50,000	–	50,000
Stock issued for services	–	–	500

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	22,773	5,200	32,563
Accounts receivable	(10,000)	–	(10,000)
Prepaid expenses	3,400	6,946	3,400

Net cash used In operating activities	(53,545)	86	(89,228)

Cash flows from investing activities

Cash acquired upon acquisition of subsidiary	682	–	682

Net cash provided by investing activities	682	–	682

Cash flows from financing activities

Due to related party	(25,683)	–	–
Proceeds from notes payable	318,000	–	318,000
Proceeds from notes payable – related party	75,000	–	75,000
Proceeds from issuance of preferred stock	10	–	460
Proceeds from issuance of common stock	–	–	10,000
Payments for redemption of common stock	(305,092)	–	(305,092)

Net cash provided by financing activities	62,235	–	98,368

Increase in cash	9,372	86	9,822

Cash - beginning of period	450	4	–

Cash - end of period	$9,822	$90	$9,822

Supplemental disclosures of cash flow information:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Non-cash investing and financing activities:
Common stock issued upon conversion of notes payable	$50,000	$–	$50,000
Debt discount in conjunction with convertible notes payable – related party	$50,000	$–	$50,000
Preferred stock converted to common stock	$4,500	$–	$4,500
Common stock converted to preferred stock	$18,000		$18,000

See accompanying notes to the consolidated financial statements.

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2013

(Unaudited)

1.	Nature of Operations

Pan Global, Corp. (formerly Savvy Business Support, Inc.) was incorporated in the State of Nevada on April 30, 2010. The Company is a development stage company, as defined by Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

On April 26, 2013, the Company acquired all of the issued and outstanding shares of Pan Asia Infratech Corp. (“PanAsia”) in consideration for 90,000,000 shares of the Company’s common stock. This transaction was considered a combination of entities under common control due to a single shareholder controlling both companies. The operations of the Company include the accounts of Pan Asia from February 22, 2013, the date at which common control between the two entities commenced. Previously, the Company’s principal business was offering general business services/support to start-up companies, small and medium business planning to expand, individuals, and other businesses and organizations. Upon acquisition of Pan Asia, the Company’s principal business changed to the development of projects in renewable energy and energy efficiency technology that comprise innovative solutions for basic infrastructure. The Company intends to generate revenue through project consulting and development fees, business advisory services, and project management fees on operations of facilities (Note 3).

The accompanying consolidated financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of June 30, 2013, the Company has accumulated losses of $165,691 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Pan Asia Infratech Corp., a company incorporated in the State of Nevada. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is September 30.

b)	Use of Estimates

The preparation of consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2013

(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)	Basic and Diluted Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and the if-converted method for convertible preferred stock. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

e)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company had no foreign currency transactions and has not entered into derivative instruments to offset the impact of foreign currency fluctuations.

f)	Income Taxes

The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

g)	Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

h)	Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements.

i)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2013

(Unaudited)

3.	Acquisition

On April 26, 2013, the Company entered into a Stock Exchange Agreement and acquired all of the issued and outstanding shares of Pan Asia Infratech Corp. (“Pan Asia”), a private Nevada corporation, in consideration for the issuance of 90,000,000 shares of the Company’s common stock. Pan Asia was incorporated on July 13, 2012, and its principal business is the development of projects in renewable energy and energy efficiency technology that comprise innovative solutions for basic infrastructure. Pan Asia intends to generate revenue through project consulting and development fees, business advisory services, and project management fees on operations of facilities

Prior to the acquisition of Pan Asia, the controlling shareholder of the Company was also the controlling shareholder of Pan Asia. As a result, the acquisition was considered a combination of entities under common control, which is outside the scope of ASC 805, Business Combinations. Pursuant to ASC 805-50, the method of accounting used for the acquisition is similar to the pooling-of-interests method, in which the equity interests issued are recorded at an amount equal to the carrying amount of the assets and liabilities transferred, even if the fair value of the equity interests issued is readily determinable. These financial statements include the accounts of the Company since inception on April 30, 2010, and the accounts of Pan Asia since February 22, 2013, the date at which common control commenced.

The allocation of the purchase price is summarized in the table below:

Purchase price

90,000,000 shares of common stock	$3,482

Carrying value of Pan Asianet assets acquired

Cash	682
Prepaid expenses	3,900
Shareholder loan	(1,100)

Net assets acquired	$3,482

4.	Related Party Transactions

a)	At June 30, 2013, the Company was indebted to the President of the Company for $1,100 (September 30, 2012 - $nil) for expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand. During the nine months ended June 30, 2013, the Company incurred management fees of $2,045 (2012 - $nil) to the President of the Company.

b)	As of June 30, 2013, the Company was indebted to the former President and a company controlled by the former President of the Company for $10,000 (September 30, 2012 - $25,683) for expenses paid on behalf of the Company and accrued legal fees. The amount is unsecured, non-interest bearing and due on demand. The amount at June 30, 2013 is included in accounts payable and accrued liabilities as the former President is no longer a related party.

c)	On June 3, 2013, the Company issued a $25,000 promissory note to a shareholder of the Company, bearing interest at the rate of 8% per annum and maturing on June 3, 2014. At June 30, 2013, the Company recognized accrued interest of $148, which is included in accounts payable and accrued liabilities.

5.	Notes Payable

a)	On November 8, 2012, the Company issued a $193,000 promissory note which bears interest at 8% per annum and matured on April 8, 2013. The note is currently in default.

b)	On February 12, 2013, the Company issued a $50,000 promissory note which bears interest at 8% per annum and matures on February 12, 2014.

c)	On February 22, 2013, the Company issued a $25,000 promissory note which bears interest at 8% per annum and matures on February 22, 2014.

d)	On April 30, 2013, the Company issued a $50,000 promissory note which bears interest at 8% per annum and matures on April 30, 2014.

e)	At June 30, 2013, the Company recognized accrued interest of $12,781, which is included in accounts payable and accrued liabilities.

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2013

(Unaudited)

6.	Convertible Notes Payable

a)	On April 12, 2013, the Company issued a $5,000 convertible promissory note to a shareholder of the Company, which was non-interest bearing and was to mature on May 12, 2013. The note was convertible into 50,000,000 shares of common stock.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $5,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. The Company records accretion expense over the term of the convertible note up to its face value of $5,000. On April 22, 2013, the Company issued 50,000,000 shares of common stock pursuant to the conversion of $5,000. Upon conversion, the Company recorded accretion expense of $5,000.

b)	On April 23, 2013, the Company issued a $45,000 convertible promissory note to a shareholder of the Company, which was non-interest bearing and matured on May 23, 2013. The note is convertible into 450,000,000 shares of common stock.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $45,000 as additional paid-in capital and an equivalent discount which will be charged to operations over the term of the convertible note. The Company records accretion expense over the term of the convertible note up to its face value of $45,000. On April 23, 2013, the Company issued 450,000,000 shares of common stock pursuant to the conversion of $45,000. Upon conversion, the Company recorded accretion expense of $45,000.

7.	Preferred Stock

On April 19, 2013, the Articles of Incorporation were amended to increase the number of authorized shares of preferred stock from 10,000,000 shares to 25,000,000 shares.

Series A Convertible Preferred Stock

On September 24, 2012, the Company filed a Certificate of Designations with the Secretary of State of Nevada therein designating 4,500,000 shares of the Company’s authorized preferred stock as “Series A Convertible Preferred Stock” (“Series A Preferred Stock”). According to the Certificate of Designations, each holder of Series A Preferred Stock shall have the right, at such holder’s option, at any time or from time to time from and after the day immediately following the date the Series A Preferred Stock is first issued, to convert each share of Series A Preferred Stock into twenty (20) fully-paid and non-assessable shares of common stock of the Company. In connection with any conversion hereunder, each holder of Series A Preferred Stock may not convert any part of the Series A Preferred Stock if such conversion would cause such holder to own more than 9.9% of the common stock of the Company. The shares of the Series A Preferred Stock are not redeemable. Generally, the Series A Preferred Stock shall, with respect to rights on liquidation, winding up and dissolution, rank senior to (i) all classes of common stock and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the holder(s) of Series A Preferred Stock). Except as otherwise provided by the Nevada Revised Statutes, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of the Series A Preferred Stock then outstanding shall be entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, an amount equal to $1.00 per share. The Holders of shares of Series A Convertible Preferred Stock shall not be entitled to receive any dividends. The holders of the Series A Preferred Stock shall vote only on a share for share basis with the common stock.

On September 25, 2012, the Company issued 4,500,000 shares of Series A Convertible Preferred Stock for $450.

On April 24, 2013, the Company issued 45,000,000 shares of common stock pursuant to the conversion of 2,250,000 shares of Series A convertible preferred stock.

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2013

(Unaudited)

7.	Preferred Stock (continued)

Series B Non-Convertible Preferred Stock

On November 8, 2012, the Company filed a Certificate of Designations with the Secretary of State of Nevada therein designating 100 shares of the Company’s authorized preferred stock as “Series B Non-Convertible Preferred Stock” (“Series B Preferred Stock”).Generally, the Series B Preferred Stock shall, with respect to rights on liquidation, winding up and dissolution, (i) rank senior to all classes of common stock and any other class or series of stock of the Company which by its terms shall rank junior to the Series B Preferred Stock, and (ii) rank junior to any other series or class of preferred stock of the Company and any other class or series of stock of the Company which by its term shall rank senior to the Series B Preferred Stock. Except as otherwise provided by the Nevada Revised Statutes, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of the Series B Preferred Stock then outstanding shall be entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, an amount equal to $1.00 per share. The Holders of shares of Series B Preferred Stock shall not be entitled to receive any dividends. The holders of the Series B Preferred Stock shall vote together with the shares of common stock as a single class and, regardless of the number of shares of Series B Preferred Stock outstanding and as long as at least one of such shares of Series B Preferred stock is outstanding, shall represent eighty percent (80%) of all votes entitled to vote. Each outstanding share of the Series B Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series B Preferred Stock.

On November 8, 2012, the Company issued 100 shares of Series B non-convertible preferred stock for $10.

Series C Convertible Preferred Stock

On April 26, 2013, the Company filed a Certificate of Designations with the Secretary of State of Nevada therein designating 5,000,000 shares of the Company’s authorized preferred stock as “Series C Convertible Preferred Stock” (“Series C Preferred Stock”). According to the Certificate of Designations, each holder of Series C Preferred Stock shall have the right, at such holder’s option, at any time or from time to time from and after the day immediately following the date the Series C Preferred Stock is first issued, to convert each share of Series C Preferred Stock into one (1) fully-paid and non-assessable share of common stock of the Company. The shares of the Series C Preferred Stock are not redeemable. Generally, the Series C Preferred Stock shall, with respect to rights on liquidation, winding up and dissolution, rank senior to (i) all classes of common stock and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the holder(s) of Series C Preferred Stock). Except as otherwise provided by the Nevada Revised Statutes, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of the Series C Preferred Stock then outstanding shall be entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, an amount equal to $1.00 per share. The Holders of shares of Series C Convertible Preferred Stock shall not be entitled to receive any dividends except a one-time special dividend of $0.01 per each outstanding share of Series C Convertible Preferred Stock payable by the Company to the Holders thereof no earlier than the thirtieth (30th) day after the date of issuance of the Series C Convertible Preferred Stock to such Holders but no later than the first anniversary date of the date of issuance of the Series C Convertible Preferred Stock to such Holders, subject to the approval of the Holders of the Company’s senior securities and satisfaction of the Nevada Revised Statutes. The holders of the Series C Preferred Stock shall vote only on a share for share basis with the common stock.

On April 29, 2013, the Company entered into a Share Exchange Agreement with a shareholder in which it agreed to exchange 180,000,000 shares of common stock for 1,800,000 shares of Series C Preferred Stock.

At June 30, 2013, the Company declared a special dividend to the shareholders of the Series C Preferred Stock of $18,000.

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2013

(Unaudited)

8.	Common Stock

a)	On November 9, 2012, the Company purchased 2,700,000 shares of common stock from the former President of the Company for $189,000.

b)	On February 12, 2013, the Company purchased 825,000 shares of common stock from the former President of the Company for $50,000.

c)	On February 22, 2013, the Company purchased 275,000 shares of common stock from the former President of the Company for $25,000.

d)	On April 19, 2013, the Articles of Incorporation were amended to increase the number of authorized shares of common stock from 100,000,000 shares to 550,000,000 shares.

e)	On April 22, 2013, the Company issued 50,000,000 shares of common stock pursuant to the conversion of a $5,000 convertible promissory note (Note 6(a)).

f)	On April 23, 2013, the Company issued 450,000,000 shares of common stock pursuant to the conversion of a $45,000 convertible promissory note (Note 6(b)).

g)	On April 24, 2013, the Company issued 45,000,000 shares of common stock pursuant to the conversion of 2,250,000 shares of Series A convertible preferred stock.

h)	On April 26, 2013, the Company issued 90,000,000 shares of common stock pursuant to a Stock Exchange Agreement with Pan Asia Infratech Corp. (Note 3)

i)	On April 29, 2013, the Company entered into a Share Exchange Agreement with a shareholder in which it agreed to exchange 180,000,000 shares of common stock for 1,800,000 shares of Series C convertible preferred stock.

j)	On April 30, 2013, the Company purchased 1,100,000 shares of common stock from the former President of the Company for $41,092.

9.	Commitments

The Company rents offices for $500 per quarter pursuant to a lease agreement dated February 22, 2013. The lease is for one year and automatically extends for the same period as the initial term upon the same conditions contained in the lease agreement, unless either party notifies the other at least 30 days prior to the expiration date.

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

General History

Pan Global, Corp. (“Pan Global” or the “Company”) was originally incorporated in the State of Nevada on April 30, 2010 as Savvy Business Support, Inc. (“Savvy”).

As previously reported, on February 12, 2013, Bharat Vasandani was appointed as the Chairman of the Board of the Directors of the Company and as the Company’s President, Chief Executive Officer and Chief Financial Officer, and Virginia K. Sourlis, the prior sole officer and director and principal major stockholder of the Company resigned, effective immediately. Ms. Sourlis’ resignation from the Company was not due to or a result of any disagreements with the Company.

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

Stock Exchange Agreement with Pan Asia Infratech Corp.

As previously reported by the Company on a Form 8-K originally filed with the Commission on May 1, 2013 and as subsequently amended, on April 25, 2013, Savvy entered into a Stock Exchange Agreement (the “Exchange Agreement”) with Pan Asia Infratech Corp. a Nevada corporation (“Pan Asia”). Pan Asia was incorporated in Nevada on July 13, 2012.

Pursuant to the Exchange Agreement, consummated on April 26, 2013, the stockholders of Pan Asia transferred to Savvy 100% of the outstanding capital stock of Pan Asia (consisting of 15,000 shares of common stock, no par value) in exchange for, on a pro rata basis, an aggregate of 90,000,000 shares of Savvy’s Common Stock (the “Share Exchange”). As a result of the Share Exchange, Pan Asia became a wholly-owned subsidiary of Savvy and the business of Pan Asia has become the business of the Company.

The Company, through Pan Asia, is engaged in focused on developing environmentally sustainable energy and infrastructure projects and technologies. Our aim is to invest in green energy technology and infrastructure around the world. We incubate and fund investments in renewable energy and energy efficiency technology and “green” projects that comprise innovative solutions for basic infrastructure. We currently have a significant, but not exclusive, focus on developing investment opportunities in India.

Amendment to the Articles of Incorporation

On April 19, 2013, Savvy filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada therein increasing its authorized common stock, par value $0.0001 per share, from 100,000,000 shares to 550,000,000 shares, and authorized “blank check” preferred stock, par value $0.0001 per share, from 10,000,000 shares to 25,000,000 shares, effective immediately. The preferred stock shall have such designations, voting powers, preferences and relative participating optional or other special rights which shall be designated in such series or amounts as determined by the Board of Directors of the Company, without stockholder approval.

Effective on April 26, 2013, Savvy amended its Articles of Incorporation with the Secretary of State of Nevada thereby changing its name from Savvy Business Support, Inc. to Pan Global, Corp.

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

On April 29, 2013, the Company and Brookstone Partners, LLC (“Brookstone”) entered into a Share Exchange Agreement pursuant to which Brookstone exchanged 180,000,000 shares of the Company’s Common Stock for 1,800,000 shares of the Company’s Series C Preferred Stock. The Company issued the 1,800,000 shares of Series C Preferred Stock to Brookstone under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”) due to the fact that (i) the Company is the same issuer of the Common Stock and the Series C Preferred Stock, (ii) no additional consideration was given to Brookstone for the exchange, (iii) Brookstone was an existing security holder of the Company and (iv) the Company did not pay any commission or remuneration for the exchange. Stella Lumawag is the Managing Member of Brookstone and has voting and dispositive control of the shares held by Brookstone. As previously reported on a Form 8-K filed on February 25, 2013, on February 22, 2013, Brookstone purchased 100% of the outstanding shares of the Company’s Series B Non-Convertible Preferred Stock (the “Series B Preferred Stock”) from Ms. Sourlis on February 22, 2013 for $1,000. According to its Certificate of Designations, the outstanding Series B Preferred Stock is entitled to vote with the Common Stock and has 80% voting power, regardless of how many shares of Series B Preferred Stock are outstanding. Ms. Sourlis’ sale of her Series B Preferred Stock to Brookstone on February 22, 2013 essentially effectuated a change in control of the Company. Ms. Lumawag, through her indirect ownership of the Series B Preferred Stock through Brookstone, now controls the Company.

At June 30, 2013, the Company declared a special dividend to the shareholders of the Series C Preferred Stock of $18,000.

Common Stock Symbol

On May 1, 2013, FINRA announced that the OTCQB symbol of the Company’s Common Stock would be changed from SVYB to PGLO, effective May 2, 2013. Trading in the Company’s Common Stock before May 2, 2013 was under Savvy’s trading symbol, SYVB.

Common Stock Redemptions

As explained below, from November 8, 2012 to April 30, 2013, the Company redeemed an aggregate of 4.9 million (4,900,000) shares of Company’s Common Stock held by Virginia K. Sourlis, the Company’s former sole executive officer and director and a principal stockholder of the Company, for a total of $305,092:

●	On November 8, 2012, the Company issued a five-month promissory note to Anatom Associates, S.A, an unrelated party (“Anatom”), in the principal amount of $193,000 bearing interest at the rate of 8% per annum. The note is currently in default. The Company used the proceeds of this note to redeem an aggregate of 2,700,000 shares of the Company’s Common Stock held by Ms. Sourlis for $189,000 on November 9, 2012.

●	On February 12, 2013, the Company issued a promissory note to Anatom, in the principal amount of $50,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company used the proceeds of this note to redeem an aggregate of 825,000 shares of the Company’s Common Stock held by Ms. Sourlis for $50,000 on February 12, 2012.

●	On February 22, 2013, the Company issued a promissory note to Anatom in the principal amount of $25,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company used the proceeds of this note to redeem an aggregate of 275,000 shares of the Company’s Common Stock held by Ms. Sourlis for $25,000 on February 22, 2013.

●	On April 30, 2013, the Company issued a promissory note to Anatom in the principal amount of $50,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company used the proceeds of this promissory note to redeem an aggregate of 1,100,000 shares of Common Stock of the Company held by Virginia K. Sourlis for $41,092 on April 30, 2013.

Talent Acquisition

On June 11, 2013, two individuals officially joined the Company, bringing our team to consist of three highly experienced individuals. These individuals had already been working informally with our CEO since Pan Asia’s inception in July 2012. The Company is also in the processing of recruiting a fourth manager for its energy and consulting division, and we anticipate hiring this person within the quarter ending September 30, 2013.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, Pan Global had a negative current ratio and Company has incurred an accumulated deficit of $165,691 for the period from April 30, 2010 (inception) to June 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The following table provides selected financial data about our company for the period from the date of inception through June 30, 2013. For detailed financial information, see the financial statements included in this Report.

Balance Sheet Data:

Cash	$9,822
Total assets	$20,322
Total liabilities	$(394,662)
Total stockholders’ deficit	$(374,340)

If we experience a shortfall in operating capital, we would borrow funds from our executive officer, majority shareholder or an unaffiliated third party to fund operations.

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

Results of Operations

As of June 30, 2013, our total assets were $20,322 and consisted of $9,822 in cash on hand, $10,000 in accounts receivable, and $500 in prepaid expenses. As of September 30, 2012, our total assets consisted solely cash on hand which was $450.

As of June 30, 2013, our total current liabilities were $394,662 and consisted of $32,562 in accounts payable, $1,100 in amounts due to a related party, $318,000 in notes payable, $25,000 in notes payable – related party, and $18,000 in dividends payable. As of September 30, 2012, our total current liabilities were $35,473 and consisted of $9,790 in accounts payable and $25,683 in amounts due to a related party. The accounts payable primarily consist of audit fees as the Company due to the Company’s SEC reporting requirements under the Exchange Act.

Our total stockholders’ deficit was $374,340 at June 30, 2013, compared to $35,023 at September 30, 2012.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012.

Revenues. Our revenues were $15,000 for the three months ended June 30, 2013, compared to $0 for the three months ended June 30, 2012. This increase was due to the change in the Company’s operations as a result of the share exchange on April 26, 2013 (the “Share Exchange”) between the Company (then known as Savvy Business Support, Inc.) and the stockholders of Pan Asia Infratech Corp., a Nevada corporation formed on July 13, 2012. Prior to the Share Exchange, Savvy Business Support, Inc. had no operations.

Net Loss. We had a net loss of $107,168 for the three months ended June 30, 2013, compared to $5,560 for the three months ended June 30, 2012. Net loss was comprised of general and administrative expenses which consisted of legal and professional fees and interest expense. The increase was primarily due to the Share Exchange on April 26, 2013.

Interest. During the three months ended June 30, 2013, we incurred $55,982 in interest expense compared to $0 for the three months ended June 30, 2012.

Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012.

Revenues. Our revenues were $15,000 for the nine months ended June 30, 2013, compared to $0 for the nine months ended June 30, 2012. This increase was due to the Share Exchange on April 26, 2013.

Net Loss. We had a net loss of $119,718 for the nine months ended June 30, 2013, compared to $12,060 for the nine months ended June 30, 2012. Net loss was comprised of general and administrative expenses which consisted of legal and professional fees and interest expense. The increase was primarily due to the Share Exchange on April 26, 2013.

Interest. During the nine months ended June 30, 2013, we incurred $62,929 in interest expense compared to $0 for the nine months ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had $9,822 in cash on hand and an accumulated deficit of $165,691 and had not generated any revenues. In their report for the fiscal year ended September 30, 2012, our auditors expressed that there is substantial doubt as to our ability to continue as a going concern.

From inception to the date of her resignation on February 12, 2013, our operations were funded by Virginia K. Sourlis, our former sole officer and director, pursuant to a verbal, non-binding agreement. As of June 30, 2013, the Company owed a total of $10,000 to Ms. Sourlis. Until the Company can achieve revenues sufficient to sustain its operational and regulatory requirements, of which there can be no assurances, the Company intends to borrow funds from our executive officer, majority stockholder or an unaffiliated third party, although we currently do not have any written agreements with any of them which would obligate them to do so.

We have also funded our operations through the issuance of promissory notes, including two promissory notes to Brookstone, one in the principal amount of $5,000 and the other in $45,000. On April 23, 2013, Brookstone converted the two promissory notes into an aggregate of 500,000,000 shares of Common Stock.

As explained below, from November 8, 2012 to April 30, 2013, the Company redeemed an aggregate of 4.9 million (4,900,000) shares of Company’s Common Stock held by Virginia K. Sourlis, the Company’s former sole executive officer and director and a principal stockholder of the Company, for a total of $305,092:

●	On November 8, 2012, the Company issued a five-month promissory note to Anatom Associates, S.A, an unrelated party (“Anatom”), in the principal amount of $193,000 bearing interest at the rate of 8% per annum. The note is currently in default. The Company used the proceeds of this note to redeem an aggregate of 2,700,000 shares of the Company’s Common Stock held by Ms. Sourlis for $189,000 on November 9, 2012.

●	On February 12, 2013, the Company issued a promissory note to Anatom in the principal amount of $50,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company used the proceeds of this note to redeem an aggregate of 825,000 shares of the Company’s Common Stock held by Ms. Sourlis for $50,000 on February 12, 2012.

●	On February 22, 2013, the Company issued a promissory note to Anatom in the principal amount of $25,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company used the proceeds of this note to redeem an aggregate of 275,000 shares of the Company’s Common Stock held by Ms. Sourlis for $25,000 on February 22, 2013.

●	On April 30, 2013, the Company issued a promissory note to Anatom in the principal amount of $50,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company used the proceeds of this promissory note to redeem an aggregate of 1,100,000 shares of Common Stock of the Company held by Ms. Sourlis for $41,092 on April 30, 2013.

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

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period April 30, 2010 (date of inception) to June 30, 2013.

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

Based upon that evaluation, our management has concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

As previously reported by the Company and elsewhere in this Form 10-Q, on April 26, 2013, the Company consummated a share exchange with the stockholders of Pan Asia Infratech, Corp., a Nevada corporation (“Pan Asia”), pursuant to which the operations of Pan Asia became the operations of the Company. Such shift in operations has necessitated a change in the Company’s internal control over financial reporting due to the fact that the Company went from being a company with no operations to a Company engaged in developing environmentally sustainable energy and infrastructure projects and technologies with a significant, but not exclusive, focus on investment opportunities in India which typically generate revenue in India rupees. Mr. Bharat Vasandani, the Company’s principal executive officer and principal financial and accounting officer, oversees the Company’s internal control over financial reporting and the Company engages an outside accountant to assist the Company in preparing the financial statements of the Company.

Other than what is described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On February 12, 2013, the Company issued a promissory note to Anatom Associates, S.A, an unrelated party (“Anatom”), in the principal amount of $50,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company used the proceeds of this note to redeem an aggregate of 825,000 shares of the Company’s Common Stock held by Ms. Sourlis for $50,000 on February 12, 2012. The Company issued the promissory note pursuant to the exemption from the registration requirements of the Securities Act afforded the Company under Regulation S due to the fact that Anatom is not a U.S. Person, as defined under Regulation S.

On February 22, 2013, the Company issued a promissory note to Anatom in the principal amount of $25,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company used the proceeds of this note to redeem an aggregate of 275,000 shares of the Company’s Common Stock held by Ms. Sourlis for $25,000 on February 22, 2013. The Company issued the promissory note pursuant to the exemption from the registration requirements of the Securities Act afforded the Company under Regulation S due to the fact that Anatom is not a U.S. Person, as defined under Regulation S.

On April 30, 2013, the Company issued a promissory note to Anatom in the principal amount of $50,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company used the proceeds of this promissory note to redeem an aggregate of 1,100,000 shares of Common Stock of the Company held by Virginia K. Sourlis for $41,092 on April 30, 2013. The Company issued the promissory note pursuant to the exemption from the registration requirements of the Securities Act afforded the Company under Regulation S due to the fact that Anatom is not a U.S. Person, as defined under Regulation S.

On April 23, 2013, the Company issued an aggregate of 500,000,000 restricted shares of common stock to Brookstone, of which 50,000,000 shares were issued pursuant to Brookstone’s conversion of a promissory note in the principal amount of $5,000 issued by the Company to Brookstone on April 12, 2013 and the remaining 450,000,000 shares were issued pursuant to Brookstone’s conversion of a promissory note in the principal amount of $45,000 issued by the Company to Brookstone on April 23, 2013. Neither promissory note bore interest and both notes were unsecured and were to mature 30 days after their respective date of issuance. Upon Brookstone’s conversion of the two promissory notes, the indebtedness outstanding under the promissory notes was deemed satisfied and such notes were cancelled. The Company issued the promissory notes and shares of common stock pursuant to the exemption from the registration requirements of the Securities Act afforded the Company under Regulation S due to the fact that Brookstone is not a U.S. Person, as defined under Regulation S.

On April 26, 2013, upon the consummation of the Share Exchange, the Company issued an aggregate of 90,000,000 shares of Common Stock of the Company to the stockholders of Pan Asia in consideration for an aggregate of 15,000 shares of common stock of Pan Asia (constituting 100% of the outstanding shares of common stock of Pan Asia). The Company issued the shares of Common Stock pursuant to the exemption from the registration requirements of the Securities Act afforded the Company under Regulation S due to the fact that none of the recipients of the Company’s Common Stock was a U.S. Person, as defined under Regulation S.

On April 29, 2013, the Company and Brookstone entered into a Share Exchange Agreement pursuant to which Brookstone exchanged 180,000,000 shares of the Company’s Common Stock for 1,800,000 shares of the Company’s Series C Preferred Stock. The Company issued the aforementioned 1,800,000 shares of Series C Preferred Stock to Brookstone under Section 3(a)(9) of the Securities Act due to the fact that (i) the Company is the same issuer of the Common Stock and the Series C Preferred Stock, (ii) no additional consideration was given to Brookstone for the exchange, (iii) Brookstone was an existing security holder of the Company and (iv) the Company did not pay any commission or remuneration for the exchange. Stella Lumawag is the Managing Member of Brookstone and has voting and dispositive control of the shares held by Brookstone.

Item 3. Defaults Upon Senior Securities.

N/A

Item 5. Other Information.

None

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

2.1(1)	Stock Exchange Agreement, dated April 25, 2013, between Savvy Business Support, Inc. and Pan Asia Infratech Corp.

3.1(1)	Certificate of Amendment, effective April 26, 2013

3.2(2)	Series A Convertible Preferred Stock Certificate of Designations, effective September 24, 2012

3.3(3)	Series B Non-Convertible Preferred Stock Certificate of Designations, effective November 8, 2012

3.4(1)	Series C Convertible Preferred Stock Certificate of Designations, effective April 29, 2013

10.1(4)	$50,000 8% Promissory Note, dated February 12, 2013, made by Savvy Business Support, Inc. f/b/o Anatom Associates SA

10.2(5)	$25,000 8% Promissory Note, dated February 22, 2013, made by Savvy Business Support, Inc. f/b/o Anatom Associates SA

10.3(1)	$50,000 8% Promissory Note, dated April 30, 2013, made by Pan Global, Corp. f/b/o Anatom Associates SA

10.4(6)	Series B Stock Purchase Agreement, dated February 22, 2013, between Brookstone Partners LLC and Virginia K. Sourlis

10.5(1)	Share Exchange Agreement, dated April 29, 2013, by and between Pan Global, Corp. and Brookstone Partners, LLC

31.1*	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial and Accounting Officer).

101.INS(7)	XBRL Instance Document

101.SCH(7)	XBRL Taxonomy Extension Schema

101.CAL(7)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(7)	XBRL Taxonomy Extension Definition Linkbase

101.LAB(7)	XBRL Taxonomy Extension Label Linkbase

101.PRE(7)	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.
(1)	Incorporated by reference from the Company’s Form 8-K filed on May 1, 2013.
(2)	Incorporated by reference from the Company’s S-1 filed on September 26, 2012.
(3)	Incorporated by reference from the Company’s Form 8-K/A filed on December 19, 2012.
(4)	Incorporated by reference from the Company’s Form 10-Q for the fiscal quarter ended December 31, 2012 filed on February 13, 2013.
(5)	Incorporated by reference from the Company’s Form 10-Q for the fiscal quarter ended March 31, 2013 filed on May 15, 2013.
(6)	Incorporated by reference from the Company’s Form 8-K filed on February 25, 2013.
(7)	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2013	By:	/s/ BHARAT VASANDANI
	Name:	Bharat Vasandani
Title:

President, Chairman, Chief Executive Officer and

Chief Financial Officer President, Chairman, Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer)

(Principal Financial and Accounting Officer)

