Form 10-K
period 2013-09-30
PAN GLOBAL, CORP.
filed 2014-01-10
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2013

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 333-167130

PAN GLOBAL, CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-2473958
(State or other jurisdiction of	(I.R.S. Employer
incorporation or formation)	Identification Number)

123 W. Nye Lane, Suite 455

Carson City, Nevada 89706

(Address of principal executive offices)

Registrant’s telephone number, including area code: (888) 983-1623

N/A

(Former name, former address and former

fiscal year, if changed since last report)

With a copy to:

Philip Magri, Esq.

The Magri Law Firm, PLLC

2642 NE 9th Ave.

Fort Lauderdale, FL 33334

T: (646) 502-5900

F: (646) 826-9200

pmagri@magrilaw.com

www.MagriLaw.com

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

 Yes [X] No [  ]

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

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$135,000 based on 45,000 shares of Common Stock held by non-affiliates as of March 29, 2013, the last business day of the registrant’s second fiscal quarter, multiplied by $3.00, the price at which the Registrant’s Common Stock last sold as of March 29, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date:

155,155,000 shares of Common Stock, par value $0.0001 per share, as of January 10, 2014.

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

Item 1. Business

Organizational History

Pan Global, Corp. was incorporated in the state of Nevada on April 30, 2010 under the name of Savvy Business Support, Inc. (“Savvy”).Savvy offered general business services/support to start-up companies, small and medium business planning to expand, individuals, and other business and organizations. It was considered to be a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because Savvy was considered a shell company, the unregistered securities of the Company can only be resold through registration under the Securities Act of 1933, as amended (the “Securities Act”); Section 4(1) of the Securities Act, if available, for non-affiliates; or by meeting the conditions of Rule 144(i) of the Securities Act.

Stock Exchange with Pan Asia Infratech Corp.

On April 25, 2013, Savvy entered into a Stock Exchange Agreement (the “Exchange Agreement”) with Pan Asia Infratech Corp. a Nevada corporation (“Pan Asia”). Pan Asia was incorporated in Nevada on July 13, 2012.

Pursuant to the Exchange Agreement, consummated on April 26, 2013, the stockholders of Pan Asia transferred to Savvy 100% of the outstanding capital stock of Pan Asia (consisting of 15,000 shares of Common Stock, no par value) in exchange for, on a pro rata basis, an aggregate of 90,000,000 shares of Savvy’s Common Stock (the “Share Exchange”). As a result of the Share Exchange, Pan Asia became a wholly-owned subsidiary of Savvy and the business of Pan Asia became the business of the Company.

The Company, through Pan Asia, is engaged in developing environmentally sustainable energy and infrastructure projects and technologies. Our aim is to invest in green energy technology and infrastructure around the world. We incubate and fund investments in renewable energy and energy efficiency technology and “green” projects that comprise innovative solutions for basic infrastructure. We currently have a significant, but not exclusive, focus on developing investment opportunities in India.

Company Name Change

On April 26, 2013, Savvy amended its Articles of Incorporation with the Secretary of State of Nevada thereby changing its name from “Savvy Business Support, Inc.” to “Pan Global, Corp.”

Common Stock Symbol Change

On May 2, 2013, the OTCQB symbol of the Company’s Common Stock was changed from SVYB to PGLO.

Talent Acquisition

On June 11, 2013, two individuals officially joined the Company, bringing our team to consist of three highly experienced individuals. These individuals had already been working informally with our CEO since Pan Asia’s inception in July 2012.

Recent Events:

Lease Agreement

On October 11, 2013, the Company, through Pan Asia, entered into a lease agreement (the “Lease Agreement”) with an unrelated third party (the “Landlord”) pursuant to which Pan Asia has agreed to lease a certain five-acre parcel of land located at Village MahalKhurd, District SBS Nagar, Punjab, India for an initial term of ten years, commencing on October 15, 2013 until October 14, 2023, for the sole permitted purpose of building and operating a greenhouse growing facility (the “Facility”).

The rent under the Lease Agreement is (i) $7,000 per year payable as follows: (x) a prepayment of $50,000 in shares of Series D Convertible Preferred Stock of the Company, amortized in equal annual $5,000 installments over the initial ten year term of the Lease Agreement and (y) $2,000 per year, payable in cash in two equal semi-annual payments; and (ii) 10% of the net profits of the Facility, calculated in accordance with U.S. GAAP (generally acceptable accounting principles), payable within 90 days of the end of each fiscal year. Pursuant to the Lease Agreement, the shares of Series D Convertible Preferred Stock and $2,000 for the first year were due and payable upon the full execution of the Lease Agreement.

The Lease Agreement is renewable by mutual written consent for a term of five years based upon a fixed annual rent of $25,000, payable semi-annually, and 20% of net profits of the Facility, calculated in accordance with U.S. GAAP.

RYEL Stock Purchase Agreement

On October 28, 2013, the Company, through Pan Asia, entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Regency Yamuna Energy Limited, a privately held corporation formed in India under the Companies Act of 1956, as amended (“RYEL”), Mr. Arun Sharma, a Director and majority stockholder of RYEL (“Sharma”), and the remaining stockholders of RYEL (the “Selling Stockholders”).

RYEL is currently commissioning the construction of a 5.7 MW small-hydro project in northern India (the “Project”). The Project is estimated to be 95% complete and is in the final construction phase. Construction is anticipated to be completed by the end of the first quarter of calendar 2014.

Pursuant to the Purchase Agreement, Pan Asia has agreed to invest an aggregate of 387.5 million (387,500,000) Indian Rupees (“Rs.”), or approximately $6,352,459 USD based on the average currency exchange rate of 61 Rupees for every U.S. dollar (“USD”) for the recent period prior to October 28, 2013 and used by Pan Global for the sole purpose of providing approximate U.S. dollar equivalents (the “Exchange Rate”), in RYEL (the “Transaction”) for the following purposes:

1.	To fund the completion of the Project having a valuation of Rs. 671.1 million (671,100,000) (approximately $11,001,629 USD based on the Exchange Rate).

2.	To enable RYEL to restructure its outstanding secured bank credit facility with the State Bank of Patalia (“SBOP Term Credit Facility”) of Rs. 283.6 million (283,600,000) (approximately $4,649,480 USD based on the Exchange Rate) and personally guaranteed by Sharma; and

3.	To purchase common shares (the “Shares”) from RYEL and 100% of the outstanding Shares and convertible debt (if not previously converted) from Sharma and the Selling Stockholders;

Pursuant to the terms and conditions of the Purchase Agreement, the Transaction is scheduled to be consummated in several stages, commencing with Pan Asia purchasing the Debenture (as defined below) from RYEL:

Initial Financing:

On October 28, 2013 (the “Debenture Issue Date”), Pan Asia purchased a debenture from RYEL in the aggregate principal amount of Rs. 4.2 million (4,200,000) (approximately $68,852 USD based on the Effective Rate), bearing interest at the rate of 15% per year, maturing on the October 18, 2014 and convertible into Shares of RYEL at the rate of Rs. 14.50 per Share (the “Debenture”). Amounts due under the Debenture are secured as a secondary (residual) charge against all of the assets of RYEL, registered as a second lien on all of RYEL’s assets that have been pledged to RYEL’s senior secured indebtedness and as a first lien on any other assets of RYEL’s that have not been so pledged. Pursuant to the Purchase Agreement, Pan Asia had agreed to convert the Debenture at the first tranche of the First Closing.

First Closing:

●	The first round of closings is scheduled to be consummated in two steps, with the first step consisting of three tranches. As a result of the first round of closings, Pan Global is to purchase an aggregate of 2,758,621 Shares in consideration for an aggregate of Rs. 40 million (40,000,000) (approximately $655,738 USD based on the Exchange Rate), constituting approximately 13.4005% of the outstanding Shares of RYEL.

Step One - First Tranche:

On December 2, 2013, the Company consummated the First Tranche of the First Closing (the “First Tranche Closing”).

At the First Tranche Closing, the Company purchased (the “Purchase”) an aggregate of 331,034 RYEL Common Shares RYEL in consideration for Rs. 4,799,993 (equivalent to approximately $77,022 USD based on the exchange rate on December 2, 2013. The Company also converted the outstanding Rs. 4,200,012 principal amount (equivalent to approximately $68,852 based on the exchange rate) under the Debenture purchased by the Company on October 28, 2013, into an aggregate of 289,656 Common Shares (the “Conversion”).

As a result of the Purchase and Conversion, the Company purchased an aggregate of 620,690 RYEL Common Shares,, representing approximately 3.36% of the outstanding Common Shares of RYEL, for a total purchase price of approximately $145,874 USD.

Step One – Second Tranche:

On December 24, 2013, the Company consummated the Second Tranche of the First Closing (the “Second Tranche Closing”).

At the Second Tranche Closing, the Company purchased an aggregate of 620,690 RYEL Common Shares from RYEL in consideration for Rs. 9,000,005 (equivalent to approximately $145,575 USD based on the exchange rate of 1 INR = $0.016175 USD on the closing date of the Second Tranche Closing).

As a result of the First Tranche Closing on December 2, 2013 and the Second Tranche Closing on December 24, 2013, the Company has purchased and currently owns an aggregate of 1,241,380 Common Shells of RYEL, representing approximately 6.51% of the outstanding Common Shares of RYEL, in consideration for an aggregate purchase price of Rs. 18,000,010 (approximately $291,450 based on the applicable exchange rate on the respective closing dates).

Step One – Third Tranche:

Upon the occurrence of certain events to the satisfaction of the Company, Pan Asia has agreed to purchase an aggregate of 206,897 Shares from RYEL for Rs. 3,000,000.

Step Two:

Upon the occurrence of certain events to the satisfaction of the Company, Pan Asia has agreed to purchase 1,310,345 Shares from RYEL in consideration for Rs. 19,000,000.

Second Closing:

●	No later than fifteen (15) Business Days of the date power is generated by the Project to the grid (the “Commercial Operational Date”) and Pan Asia’s receipt of certain documentation as specified in the Purchase Agreement, Pan Asia is to purchase an aggregate of 8,127,094 Shares, consisting of (i) 6,896,552 Shares from RYEL, Sharma and the Selling Stockholders in consideration for an aggregate of Rs. 100 million (100,000,000) (approximately $1,639,344 USD based on the Exchange Rate) and (ii) 1,230,542 Shares from Sharma in consideration for shares of Preferred Stock of Pan Global having a stated face value of Rs. 17,842,861 (approximately $292,506 USD based on the Exchange Rate), constituting approximately 38.0758% of the outstanding Shares of RYEL.

●	Upon the consummation of the Second Closing, Pan Asia will have invested an aggregate of Rs. 140 million (140,000,000) (approximately $2,295,082 USD based on the Exchange Rate) in RYEL in exchange for 10,885,715 Shares, representing approximately 51% of outstanding Shares of RYEL.

Third Closing:

●	No later than ninety (90) days after the Commercial Operation Date, Pan Asia has agreed to consummate a financing with a third party and have a registration statement on Form S-1, or such other appropriate form (the “Registration Statement”), filed with the United States Securities and Exchange Commission (“SEC”) therein registering an amount of Common Stock of Pan Global sufficient for the financing; and shall use its best efforts to have the Registration Statement declared effective by the SEC as soon as possible.

●	No later than thirty (30) days after the date the SEC declares the Registration Statement to be effective under the Securities Act, Pan Asia has agreed to commence purchasing for an aggregate purchase price of Rs. 247.5 million (247,500,000) (approximately $4,057,377 USD based on the Exchange Rate) (adjusted up or down for the difference between the purchase price and the Rupee value of prior payments calculated on the day of each prior payment):

●	the 15,195,468 remaining outstanding Shares from the Selling Stockholders

●	the Pan Global Preferred Stock issued to Sharma in the Second Closing at the Stated Value;

●	certain liabilities of RYEL; and

●	certain indebtedness of Sharma and his associates (or the Shares issued upon the conversion of such indebtedness).

●	Pan Asia shall have ninety (90) days to fully consummate the Third Closing, resulting in Pan Asia owning 100% of the outstanding equity of RYEL and RYEL having no debt other than the restructured SBOP Term Loan Credit Facility of Rs. 283.6 million (283,600,000), subject to Pan Asia’s option to extend such ninety (90) day period by up to an additional ninety (90) days in its sole discretion (the “Drop Dead Date”).

●	Upon the consummation of the Third Closing, Pan Asia will have invested an aggregate of Rs. 387.5 million (387,500,000) (approximately $6,352,459 USD based on the Exchange Rate) in RYEL in exchange for 26,081,182 Shares, representing 100% of outstanding Shares of RYEL.

In addition to the foregoing, Pan Asia has agreed to promptly take all necessary actions to either substitute or release Sharma’s personal guarantee of the SBOP Term Loan Credit Facility as soon as it is required. In consideration for Sharma’s agreement to continue his personal guarantee of the SBOP Term Loan Credit Facility for the time period from such required date to the date on which such substitution or release is effected, Pan Asia agrees to pay Sharma 1% (one percent) of the outstanding indebtedness under the SBOP Term Loan Credit Facility per annum, payable on an annual basis.

The Purchase Agreement may be terminated at any time prior to the Drop Dead Date, by the unanimous written consent of the parties, or by any of the parties upon the breach, inaccuracy in or failure to perform any representation, warranty, covenant or agreement and such breach, inaccuracy or failure has not been cured by defaulting parties within ten days of written notice, or by Pan Asia if RYEL, Sharma or the Selling Stockholders fail or refuse to complete the Transaction by the Drop Dead Date. Upon termination of the Purchase Agreement, Pan Asia will retain such proportionate equity interest in the Project based on funds invested by Pan Asia in relation to the total equity of the Project; provided, however, Pan Asia shall have the right to require RYEL to repurchase all the equity of RYEL (“Put Option”) purchased by Pan Asia as of the date of termination for 125% of the purchase price paid by Pan Asia as of the Drop Dead Date; and in the event Pan Asia exercises the Put Option, RYEL shall have 30 days to complete its repurchase of such equity, with penalty interest accruing at a rate of 1% per month thereafter.

The Purchase Agreement contains pre-closing conditions, customary representations and warranties, post-closing covenants and mutual indemnification obligations for, among other things, inaccuracy or breach of any representation or warranty and any breach or non-fulfillment of any covenant.

Stockholders’ Agreement

In connection with the Purchase Agreement, the parties to the Purchase Agreement also entered into a stockholders’ agreement, dated October 28, 2013(the “Stockholders’ Agreement”). Generally, pursuant to the Stockholders’ Agreement, RYEL and the RYEL stockholders agreed to take all necessary or desirable actions within their control, to ensure that the number of directors constituting the board of directors of RYEL (each a “Director” and, collectively, the “Board”) is fixed and remains at all times at four (4), and that the following individuals are elected and continue to serve as Directors of the Board:

●	one (1) individual designated by Pan Asia (an “Investor Director”), upon the completion of the First Closing or upon Pan Asia holding not less than 9.7% of the outstanding shares of Capital Stock of the Company;

●	one (1) additional Investor Director upon the completion of the Second Closing or upon Pan Asia owning not less than 33.0% of the outstanding shares of Capital Stock of the Company; and

●	two (2) additional Investor Directors, one upon the commencement of the Third Closing and the other upon the completion of the Third Closing, one of whom shall be the Chief Executive Officer of RYEL and shall serve the executive director of the Board (the “Executive Director”).

Upon the addition of each Investor Director, an existing director of the Board shall resign, effective immediately.

The Stockholders’ Agreement also grants Pan Asia certain pre-emptive rights to purchase equity of RYEL and contains customary restrictions on transfers, including rights of first offer, rights of first refusal, and tag along rights.

Loan Agreement

On November 4, 2013, the Company entered into a Loan Agreement (the “Loan Agreement”) with Anatom Associates, S.A. (“Anatom”), pursuant to which Anatom has agreed to purchase, from time to time as requested by the Company, one or more promissory notes of the Company, bearing interest at the rate of 8% per year and maturing on the first year anniversary date of the date of issuance (the “Promissory Notes”). The maximum amount that the Company may borrow under the Loan Agreement is $1 million (the “Maximum Amount”) and amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. As of the date of the Loan Agreement, the Company has borrowed an aggregate of $511,500 of the Maximum Amount. The Company has also previously borrowed an aggregate of $353,500 from Anatom pursuant to a series of one-year Promissory Notes, as amended, bearing interest at the rate of 8% per annum, each of which is currently outstanding and not included in the Maximum Amount. The Promissory Notes are non-convertible.

Pursuant to the terms and conditions of the Loan Agreement, the Company used a portion of the borrowed funds under the Loan Agreement to consummate the First Closing under the Company’s definitive Purchase Agreement, dated October 28, 2013, between Pan Asia, RYEL, Sharma and the Selling Stockholders. The remaining borrowed funds under the Loan Agreement shall be used for general corporate purposes of the Company.

Stock Pledge Agreement

Pursuant to the Loan Agreement, on November 8, 2013, the Company and Anatom entered into a Stock Pledge Agreement pursuant to which the Company has pledged shares of the Company’s Series D Preferred Stock as collateral for the outstanding Promissory Notes under Loan Agreement (the “Pledged Securities”).The aggregate stated value of the Pledged Securities shall be equivalent to the outstanding borrowed funds under the Loan Agreement and the certificate(s) evidencing the Pledged Securities shall be registered in the name of Anatom, or its designee(s), and held in escrow.

Description of Business

Unless otherwise defined herein, the terms “Pan Global,” the “Company,” “we,” “us,” “our,” and similar terms shall refer to Pan Global, Corp., a Nevada corporation, and its wholly-owned subsidiary, Pan Asia Infratech Corp., a Nevada corporation.

Business Overview

Pan Global is focused on developing environmentally sustainable energy and infrastructure projects and technologies. Our aim is to invest in green energy technology and infrastructure around the world. We incubate and fund investments in renewable energy and energy efficiency technology and “green” projects that comprise innovative solutions for basic infrastructure. We have a significant, but not exclusive, focus on developing investment opportunities in India.

The Company has formulated a business model that management believes can help it grow and achieve scale over time. We have undertaken the necessary due diligence and prepared a business plan that will enable us to compete in the market for environmentally sustainable energy and infratech solutions.

Business Development

We are investigating business opportunities in the market segments in which we operate, and we intend to pursue these opportunities by securing rights to technologies and projects. These opportunities are identified through our management’s network of contacts in India and around the world.

During the next three years, we intend to pursue opportunities in the following areas:

●	Energy Efficiency. We have identified opportunities in energy efficiency consulting and innovation in India, where energy demand and prices are increasing rapidly. We believe Indian businesses and households are seeking energy solutions that can assist them with increasing the efficiency of their energy usage as well as seeking to adopt innovative green energy technologies that supplement or substitute for their reliance on fossil fuels and traditional grid-based electricity. We seek to provide such solutions to customers through consulting services, project implementation and project management. We envision such solutions to cover areas such as alternative energy technology implementation, building retrofits to reduce energy usage, installation of electrical control system technology and other similar items.

●	Alternative Energy Projects. We seek to invest in alternative energy projects, such as the development of power generation projects using solar photovoltaic (“PV”), mini-hydro, geothermal and wind energy technologies. Several countries, including India, provide certain electric power generation incentives for the development of these and other alternative energy technologies. Pan Global seeks to provide development funding for such projects. We may sell these projects at the time of commissioning or hold them for the long term, depending on the financial return to the Company on a case by case basis.

●	Infrastructure. The Company also seeks to invest in non-energy infrastructure technology and projects that provide environmentally sustainable solutions in place of conventional technology. We are seeking opportunities to develop projects in the field of agriculture, building technology and water distribution, amongst others. Management believes the Indian agriculture sector is ripe for adopting technologies that significantly reduce environmental footprints, such as by improving the efficiency of water use and intensity of land use. We believe there are existing technologies in the building sector that are widely used in Europe and North America which significantly improve resource efficiency and which can be adapted to the Indian market. We also believe there are opportunities in the Indian market for water purification and waste-water treatment. The Company seeks to introduce such technologies in the Indian context. In some cases we may license these technologies from the patent holder. In other cases, the technology is available for general use, so we will seek to develop projects directly.

Business Model

Our business model is based on three prospective revenue streams: consulting fees; sales of equipment and technology in connection with energy efficiency projects; and revenue from operating projects such as power generation, agricultural operations and other infrastructure related projects. Our revenue from operating projects may be derived from projects in which we hold a majority equity position or where we hold an investment as a minority partner. Generally, we anticipate that our sales will be derived from business and commercial customers, as follows:

1.	Consulting Fees: We are in the process of building an energy efficiency audit and consulting team in India that will conduct energy audits for commercial and other business customers and advise them on how they can implement energy savings technologies to reduce their energy usage. The audit and consulting team may also manage project implementation, equipment procurement and provide installation services.

2.	Power generation projects: We are investigating opportunities to develop electric power generation projects from renewable energy sources such as solar, mini-hydro, geothermal and wind. While our main focus is on potential projects in India, it is not exclusively so. Within the Indian market there are available various government backed incentives programs, including those which provide direct tariff subsidies as well as market based tariff support through renewable energy credits that can be sold in established trading markets. We intend to pursue both types of opportunities and to assess the project viability on a case by case basis, and to invest in such projects both as owner-developers and/or as partners with other developers. Our investments may be made as equity level investments or as mezzanine funding. These projects earn revenue from the sale of power generated and sold to either government owned electricity companies or from the direct sale of power to private buyers. On October 28, 2013, we entered into the Purchase Agreement with RYEL and the stockholders of RYEL to purchase 100% of the issued and outstanding capital stock and debt (if not previously converted) of RYEL. RYEL is currently commissioning the construction of a 5.7 MW small-hydro project in northern India (the “Project”). The Project is estimated to be 95% complete and commercial operation is expected to commence during the fourth quarter of 2013.

3.	Infrastructure: We are investigating opportunities to develop sustainable projects in the Indian infrastructure industry, including but not limited to, investments in agriculture, the building construction industry and water purification and treatment. We intend to pursue the development of agricultural growing operations using more modern technology and equipment than is currently in use in India. One of the areas we are focusing on is the establishment of greenhouse facilities for growing certain crops, which is a young but growing industry in India. We also intend to identify and pursue other infrastructure related opportunities including in the construction industry, where we seek to introduce sustainable building technologies to the Indian market, and water management technologies to improve water quality and usage efficiency. Some of these opportunities may overlap in one project, such as in the case of water management in the context of greenhouse growing operations. Since this business segment is broad, our revenue from it will be derived in varying ways:

a.	In the agricultural production component we intend to establish relationships with wholesalers to distribute our produce under a branded label that is characterized by a marketing strategy that establishes us as a grower of natural, organic and pesticide free environmentally sustainable premium produce. We may also sell product directly to large retail buyers.

b.	In the building construction, water management and other component of this segment we expect to generate license revenue and revenue from the sale of equipment and technology. We may also earn revenue, in the case of water management, from operating facilities or distribution of water. Our customers may include commercial businesses, government entities, as well as retail clients.

Industry Analysis

The market for environmentally sustainable products and services in alternative energy, infrastructure and similar areas, is highly competitive and broad. Although numerous established companies offer a variety of services to various different industry space’s in which we operate, the Company believes our business model should enable us to establish and maintain a niche but growing presence in areas such as project development for alternative energy facilities and energy efficiency consulting services; and, with respect to our infrastructure space strategy, we believe our business model should enable us to establish operations based on the early use of superior and more efficient technology that provides a more compelling value proposition to potential customers compared to our competitors.

While we have numerous competitors in the alternative energy and energy efficiency consulting space; many of these are large competitors who primarily undertake large projects (50 MW or more), whereas we intend to initially focus on small and medium size projects, where larger, more established competitors have less presence. Part of our strategy to address competitive pressures is to target projects in early stage markets where there are fewer competitors, such as market-based solar PV projects with private counterparties or mini-hydro. We will still have to face smaller competitors, but we aim to more efficiently and effectively execute project funding, which is a key factor for closing and commissioning alternative energy projects that smaller firms often find difficult to surmount.

Within the sector of the infrastructure space in which we intend to compete there are many large and small competitors. We intend to compete by being early stage adopters of emerging technology and methods, which may be available for general use or proprietary under license to us. The Indian agricultural market is highly competitive, comprised of millions of small-holdings farmers, but we intend to use greenhouse and other technology to grow superior, more consistent product, artificial pesticide free and with more efficient water use and intend to charge higher prices. We believe there is a market for such agricultural product, among India’s budding retail chain store market, international class hotels and similar establishments, which can absorb higher prices compared to traditionally grown product. In other infrastructure areas we intend to compete with the adoption of superior technology that management assesses gives it a first-mover advantage, such as by employing and selling technologies that reduce or re-use inputs and generally provide a more efficient solution to existing products or methods.

Marketing

Our marketing strategy is focused on using our management’s contact network to establish a pipeline of projects in the energy and infrastructure sectors in which we operate and to similarly establish a limited number of initial customers for our consulting services and products.

In the power generation aspect of our business we need to secure a limited number of projects in the short to medium (3-24 months), as each project, while small compared to traditional energy generation technologies, still involves multi-million dollar investment outlays and 6-18 months to commission. The Company intends to target projects and customers where we can execute project expansion in phases, with a small minimum capacity to begin and room for growth in several phases over time at the same facility. We believe our potential customers are amenable to such a phased growth approach, as it decreases their risk as well as ours, since they must sign long term agreements with us to off take power. We intend to target requests for proposals for small projects from government and to approach private businesses willing to adopt our energy solutions. In particular, we intend to target those areas where potential power customers face high power and fuel costs near or exceeding the cost of alternatives we can provide and where customers face inconsistent power availability.

Similarly, in our infrastructure segment our initial projects are likely to be small but they will still require multi-million dollar investments over a period of 1-2 years to complete and bring to the revenue-generating stage. While we intend to grow rapidly, management believes the best opportunity for the Company’s success lies in executing a phased growth strategy whereby we begin with small capacity build-outs while allowing for project expansions over time. We intend to establish small operations, such as in agriculture, to build initial relationships with key customers and distributors who are amenable to make larger purchases from us over time; in this agriculture segment we intend to market our products to the growing number of food retail chains in India and wholesale distributors and other retail buyers seeking more consistent product, more consistent delivery and higher quality product than is generally available from the traditional agriculture sector. In other infrastructure projects, where we may be introducing new technology to a customer base, we believe our best marketing strategy is to complete a limited number of small projects which establish confidence and credibility for our product offering; our marketing will be focused on targeting the growing number of Indian firms, governments and quasi-government entities seeking to elevate their environmental sustainability credentials and who see value in generally taking a more sustainable approach to their infrastructure needs.

We have identified potential partners and collaborators for our products and services in power generation and infrastructure. These are firms that are seeking partners to assist them in commissioning or operating projects by providing funding or who are seeking partners for management assistance. The Company will consider such opportunities on a case by case basis. Some collaboration may be one-time; in other cases it may involve situations where the Company believes establishing a longer term relationship with a potential partner will help us build a pipeline of opportunities over time. We will consider all such opportunities as management develops them.

Growth Strategy of the Company

Our goal is to establish a rational growth strategy that will maximize shareholder value over time by applying a phased growth strategy. We intend to secure a limited number of consulting engagements in the near term (3-24 months) but to grow this segment over time in line with our personnel growth, since such services are labor and management intensive. We also intend to initially secure a limited number of opportunities in our power generation and infrastructure segments during the next 3-24 months, but such that they can be expanded over time into a pipeline of projects that require commissioning over a period of several years.

We believe a phased growth strategy is the most rational way for us to execute our vision, as our opportunities, particularly in power generation and infrastructure, while they may be small projects, still entail multi-million dollar investment outlays per individual project. Our projects involve complexities, such as coordinating engineering, procurement and construction activities; therefore, building projects in phases and staging growth over a period of years enables management to reduce execution and financing risk, while the Company bolsters its management resources to cope with our growth. We believe a phased growth strategy will also help the Company build a growing and more stable revenue base than an alternative approach that could involve attempts to execute opportunities that are too difficult to manage and finance given the current scope of our resources.

Competitive Analysis

The Company has many potential competitors in the industry segments in which we intend to operate. In providing energy consulting services we face direct competition from well-capitalized large international firms and a range of regional and small, local firms; these firms tend to have focus on customers of differing size, with some overlap. Nevertheless, our management believes there is ample opportunity for the Company to build a successful franchise in India by pro-actively approaching the many small and medium size companies that have not undergone energy audits or engaged with similar consultants in a country market (India) that as yet remains in an early stage of development.

In the power generation segment, we also face competition from firms of all sizes; the competition includes well-capitalized large firms, some of whom are publicly-traded; it includes many medium size firms, many of which are private and many of which have a primary focus on just one alternative energy technology (such as solar PV, or wind); it also includes many small firms, often capitalized by individuals or groups of high net worth investors seeking a limited exposure to one or two projects. We intend to compete by carefully choosing our opportunities from among those parts of the market that remain early stage, which includes market based solar PV projects, niche mini-hydro, geothermal and similar opportunities.

With respect to our infrastructure segment and the agricultural sector, we face competition from the multitude of small plot-holding farmers in India and other food growing operations. Management believes we can compete by using advanced growing methods and techniques, such as greenhouses, to provide a premium product that is more consistent, healthier and more environmentally sustainable than that which comes from traditional farms. As of now, there are a very limited number of greenhouse grow operations in India and most of these appear to be comprised of small entrepreneurs selling low volumes of produce or who are instead focused factory style mass market operations. We expect that if we demonstrate the viability of greenhouse operations, as we expect, new and better capitalized competitors will emerge at some point in the future.

In other infrastructure areas, such as building construction technology and water management we intend to compete based on adopting a first mover strategy using new and superior technology, often where we can establish proprietary rights to such technology to the exclusion of competitors. However, we will still face competition from a range of firms that provide solutions based on their own proprietary or general use technology. Before proceeding in this area management intends to conduct an assessment of the value proposition we can establish for any technology we may seek to secure and market. Our competitors in these market segments include a multitude of large, medium and small firms providing a diverse base of competitive products and solutions.

We consider our competition to be, in general, competent and experienced. They are likely to have greater financial and marketing resources than do we at the present time. Our ability to compete may be adversely affected by the ability of these competitors to devote greater resources to marketing, research and development, growth of the management team and other employees, amongst other factors, than are available to our Company. Some of the Company’s competitors in each of our segments also offer a wider scope of services and have greater name recognition. Our competitors include large firms that also have extensive existing customer bases and established distribution channels.

Two-Year Growth Strategy and Milestones

During the next two years, the Company’s growth strategy is to establish a sales and project base from which we can build out a project pipeline over subsequent years. We intend to secure a limited number of consulting engagements, power and infrastructure project opportunities and additional personnel to execute our plans. Within the infrastructure space, we plan to establish an initial small operation in the agricultural segment from which we can build an experienced team and set the stage for phased growth of the operations over time as additional financial resources become available to us. Similarly, within the power generation segment we intend to secure up to three initial projects that we can develop in the short term - within the next 24 months - so as to establish the base for a phased growth plan and expanding project pipeline over time.

Patents, Trademarks, Licenses, Franchises, Concessions and Royalty Agreements

At the present, we do not have any patents or trademarks nor are we a party to any licenses, franchises, concessions or royalty agreements.

Need for any Government Approval of Products or Services

There will be instances where we will need to secure various government permits or other authorizations, such as in the power generation and infrastructure segments, including agreements with grid operators for wheeling power, building permits, securing of water rights, and land rezoning, among others.

Government and Industry Regulation

We will be subject to federal laws and regulations that relate directly or indirectly to our operations including securities laws. We will also be subject to common business and tax rules and regulations pertaining to the operation of our business. At this point, we cannot ascertain the effect of existing or probable government relations on our business.

Research and Development Activities

Other than time spent researching our proposed business, the Company has not spent any funds on research and development activities to date. The Company plans to spend funds on research and development in the future, such as for adapting new technologies and gaining certifications in India and in collaborations with universities or researchers in connection with developing proprietary technology in one or more of the segments in which we operate.

Environmental Laws

We will be subject to federal, state and local environmental laws that relate directly or indirectly to our operations in the jurisdictions in which we operate. At this time, we cannot ascertain the costs and effects of compliance with environmental laws.

Employees; Employment Agreements and Labor Contracts

We currently have three employees: two of whom work part-time and one of whom is full-time. Our full-time employee is Bharat Vasandani who serves as our President, Chairman, Chief Executive Officer and Chief Financial Officer. We do not have an employment agreement with Mr. Vasandani or our other employees. We do not have any labor contracts.

Dividend Policy

On June 30, 2013, the Company declared a special dividend to the shareholders of the Series C Preferred Stock of $18,000. Other than the foregoing, the Company has never declared a dividend on its securities. The payment of cash dividends, if any, in the future is within the discretion of our Board and will depend upon our earnings, our capital requirements, financial condition and other relevant factors. We do not foresee paying any dividends on our outstanding securities; but, rather, to retain any future earnings for use in our business.

Principal Executive Offices

Our principal executive offices are located at 123 W. Nye Lane, Suite 455, Carson City, NV 89706. Our telephone number is (888) 983-1623. Our website address is www.panglobalcorp.com. The contents of our website are not incorporated by reference into this Report.

Item 1A. Risk Factors

An investment in our Common Stock is extremely risky. You should carefully consider the risks, in addition to the other information presented in this Annual Report, before deciding to purchase any of our Common Stock. If any of the following risks actually materialize, our business and prospects could be seriously harmed and you could lose part or all of your investment. The risks and uncertainties described below are not exclusive and are intended to reflect the material risks that are specific to us, material risks related to our industry and material risks related to companies that undertake a public offering or seek to maintain a class of securities that is registered or traded on an exchange or quoted on the over-the-counter market. Unless otherwise indicated, terms such as “Pan Global,” the “Company,” “we,” “us,” “our” and similar terms shall mean “Pan Global, Corp.” a Nevada corporation, and its wholly-owned subsidiary, Pan Asia Infratech Corp., a Nevada corporation (“Pan Asia”).

Risks Associated with Our Company

Because our auditor has issued a going concern opinion regarding our company, there is an increased risk associated with an investment in our company.

We have earned limited revenue since our inception, which makes it difficult to evaluate whether we will operate profitably. We have incurred cumulative net losses of $230,159 since April 30, 2010 (date of inception). We have not attained profitable operations and are dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months. As of September 30, 2013, we had cash in the amount of $7,186. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

We are subject to all of the complications and difficulties associated with new enterprises.

The Company’s operating subsidiary, Pan Asia, was incorporated on July 13, 2012. We have a limited history upon which an evaluation of our prospects and future performance can be made. Our proposed operations are subject to all business risks associated with new enterprises. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business operation in a competitive industry, and the continued development of projects, technology and a corresponding customer base. There is a possibility that we could sustain losses in the future, and there are no assurances that we will ever operate profitably.

We are focused on “green” initiatives and while our management believes that it can implement our business plan, attract highly talented personnel and develop a market for its products and services, our plan of operations are subject to changing needs of target customers, market conditions and various other factors out of our control. For these and other reasons, the purchase of our Common Stock should only be made by persons who can afford to lose their entire investment.

The electric power generation industry is subject to significant technological advancements that may impact our business model

The electricity industry is undergoing transformative change. Technological advancements such as energy storage and distributed generation may change the nature of energy generation and delivery. These changes may materially affect our business model as an independent power producer and our ability to compete with new energy generation and delivery business models.

Weather and climate related incidents and other natural disasters could materially affect our financial condition and results of operations.

Weather-related incidents, climate factors and other natural disasters, including storms, wildfires and earthquakes and the annual monsoon rains in India, can disrupt the generation and transmission of electricity, and can seriously damage the infrastructure necessary to deliver power to customers. These events can lead to lost revenues and increased expenses, including higher maintenance and repair costs. They can also result in contractual penalties and disallowances, particularly if we encounter difficulties in restoring power to our customers. These occurrences could materially affect our business, financial condition and results of operations, and the inability to restore power to our customers could also materially damage the business reputation of the Company. In addition, renewable power generation projects are subject to weather and climate conditions that impact positively and negatively the amount of power generated, such as for solar and hydro projects. Renewable power project feasibility is assessed based on historic patterns of such factors as site-specific solar irradiation or water flows, but these factors can vary significantly from year to year. Significant deviations of such natural phenomena from levels predicted based on historical data could have a material adverse impact on project power output and, hence, on revenues and the results of operations. Extended deviations from normal of such factors could negatively impact our liquidity and solvency.

State-owned power distribution companies in India are responsible for power transmission and distribution; therefore, we are reliant on them to deliver power to our customers.

Power distribution in India is undertaken by state-owned electricity distribution companies. Many are heavily in debt and hard pressed to maintain their distribution grids at a high level of reliability. Whether we sell power under a contract to the government or directly to a private electricity buyer, we are reliant on the state-owned electricity distribution companies to deliver our power. If they are unable to undertake distribution we may suffer revenue losses and we may be unable to recover those losses from the distribution company or the collection period may be delayed for an extended period of time. Since our power generation projects are a capital intensive business financed to a significant degree by debt, any losses in revenue or delays in collection would result in significant financial distress for the company and have a material adverse impact on our liquidity and solvency.

The generation, transmission and distribution of electricity are dangerous and involve inherent risks of damage to private property and injury to employees and the general public.

Electricity is dangerous for employees and the general public should they come in contact with power lines or electrical equipment. Injuries and property damage caused by such contact can subject to liability that, despite the existence of insurance coverage, can be significant. Such penalties and liabilities could be significant and can be difficult to predict. The range of possible penalties and liabilities includes amounts that could materially affect our liquidity and results of operations.

As a capital intensive company, we rely on access to the capital markets. If we are unable to access the capital markets or the cost of financing was to substantially increase, our liquidity and operations would be materially affected.

Our power and infrastructure projects are reliant on access to the capital markets, include both the markets for debt and equity. Electric power generation projects for renewable energy are typically financed with a significant amount of debt as well as equity. If we are unable to secure project debt on assumed terms our projects may not be viable. In addition, project debt funding is frequently sourced from international lenders who, from time to time, may adjust their desired exposure or terms for lending to projects in India. Market disruptions out of our control could have a material adverse impact on our ability to access such funding.

Our operations are subject to foreign currency risk.

To a significant degree, the Company is focusing its efforts on various projects in India. These projects will typically generate revenue in India rupees. The Indian rupee historically has been subject to significant fluctuations in its value compared to other currencies over time. Any depreciation in the Indian rupee would result in a decrease in our reported revenues, since the Company reports in United States dollars. In addition, while our projects will typically generate revenue in Indian rupees, our project debt funding, whether for infrastructure or power generation projects, may be denominated in a currency other than the Indian rupee, such as United States dollars or Euros; therefore, we will face a currency mismatch between revenues and the debt funding obligations we undertake to finance the assets that generate our revenues. While hedging instruments are available to mitigate currency mismatching risks, hedge instruments are often expensive and also are often unable to offset currency risk with 100% effectiveness. Therefore, significant currency movements against our liability position and/or hedging ineffectiveness could have a material adverse impact on our ability to service our debts and to maintain our liquidity and solvency.

We are dependent on Bharat Vasandani, our Chairman and sole executive officer. The loss of Mr. Vasandani would have a material adverse effect on our business.

Our future success depends to a significant extent on Bharat Vasandani and his skills, experience and efforts. We face intense competition for qualified individuals from numerous companies that offer similar services. The loss of Mr. Vasandani could harm our business and might significantly delay or prevent the achievement of our business objectives.

As our business grows, we will need to attract additional employees which we might not be able to do.

In order to grow and implement our business plan, we would need to add managerial talent to support our business plan. There is no guarantee that we will be successful in adding such managerial talent.

We may not be able to compete successfully with current and future competitors.

The Company has many potential competitors in the market for environmentally sustainable energy and infrastructure products and services. We will compete, in our current and proposed businesses, with other companies, some of which have far greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate our intended market and be able to compete profitably, if at all. In addition to established competitors, there is ease of market entry for other companies that choose to compete with us. Effective competition could result in price reductions, reduced margins or have other negative implications, any of which could adversely affect our business and chances for success. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including: larger staffs, greater name recognition, larger and established customer bases and substantially greater financial, marketing, technical and other resources. To be competitive, we must respond promptly and effectively to industry dynamics, evolving standards and competitors’ innovations by continuing to enhance our technology, products, services, sales and marketing channels and customer acquisition. Any pricing pressures, reduced margins or loss of market share resulting from increased competition, or our failure to compete effectively, could fatally damage our business and chances for success.

We may not be able to manage our growth effectively.

We must continually implement and improve our products and/or services, operations, operating procedures and quality controls on a timely basis, as well as expand, train, motivate and manage our work force in order to accommodate anticipated growth and compete effectively in our market segments. Successful implementation of our strategy also requires that we establish and manage a competent, dedicated work force and employ additional key employees in corporate management, product design, client service and sales. We can give no assurance that our personnel, systems, procedures and controls will be adequate to support our existing and future operations. If we fail to implement and improve these operations, there could be a material, adverse effect on our business, operating results and financial condition.

If we do not continually update our services, they may become obsolete and we may not be able to compete with other companies.

We cannot assure you that we will be able to keep pace with advances or that our services and products will not become obsolete. We cannot assure you that competitors will not develop related or similar services and offer them before we do, or do so more successfully, or that they will not develop services and products more effective than any that we have or are developing. If that happens, our business, prospects, results of operations and financial condition will be materially adversely affected.

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

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2013 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Compliance with changing regulation of corporate governance and public disclosure, and our management’s inexperience with such regulations will result in additional expenses and creates a risk of non-compliance.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team expects to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. Management’s inexperience may cause us to fall out of compliance with applicable regulatory requirements, which could lead to enforcement action against us and a negative impact on our stock price.

Risks Relating to Ownership of Our Common Stock

Our Series B Preferred Stock has 80% voting rights which substantially dilutes and essentially renders the voting power of our Common Stock meaningless. This may inhibit potential acquisition bids and adversely affect the market price for our Common Stock.

Our Articles of Incorporation provides our Board of Directors with the authority to issue up to 25,000,000 shares of “blank check” Preferred Stock and to determine or alter the rights, preferences, privileges and restrictions granted to or imported upon these shares without further vote or action by our stockholders. As of the date of this Form 10-K, there were 100 shares of Series B Non-Convertible Preferred Stock. The outstanding shares of Series B Preferred Stock shall vote together with the shares of Common Stock and other voting securities of the Company as a single class and, regardless of the number of shares of Series B Preferred Stock outstanding and as long as at least one of such shares of Series B Preferred Stock is outstanding, shall represent 80% of all votes entitled to be voted at any annual or special meeting of stockholders of the Company or action by written consent of stockholders. Each outstanding share of the Series B Non-Convertible Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series B Preferred Stock.

The 80% voting rights of the Series B Preferred Stock substantially dilutes and essentially renders the voting power of our Common Stock meaningless. According, the 80% voting power of our Series B Preferred Stock could delay or prevent a change in control transaction without further action by our stockholders. As a result, the market price of our Common Stock may be adversely affected.

Our Common Stock is deemed a “penny stock,” which could make it more difficult for our investors to sell their shares.

The Company’s Common Stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The “penny stock” rules generally apply to companies whose Common Stock is not listed on The NASDAQ Stock Market or other national securities exchange or automated quotation system sponsored by a registered national securities association with certain listing standards as set forth under Rule 3a51-1 of the Exchange Act, other than companies that have a sales price of $5.00 or more for its Common Stock (excluding any broker or dealer commission, commission equivalent, mark-up or mark-down), had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than established customers complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities and investors will find it more difficult to dispose of our securities.

The price of our shares of Common Stock in the future may be volatile.

The recent market price of our Common Stock has been volatile and could continue to fluctuate widely in price in response to various factors, many of which are beyond our control, including: technological innovations or new products and services by us or our competitors; additions or departures of key personnel; sales of our Common Stock; our ability to integrate operations, technology, products and services; our ability to execute our business plan; operating results below expectations; loss of any strategic relationship; industry developments; economic and other external factors; and period-to-period fluctuations in our financial results. Because we have a very limited operating history with limited revenues to date, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common Stock.

We have not paid dividends on our Common Stock in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our Common Stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive offices are located at 123 W. Nye Lane, Suite 455, Carson City, Nevada 89706. We rent our offices for $500 per quarter pursuant to a lease agreement, dated February 22, 2013, between our Company and Pinnacle Executive Suites. The lease is for one year and automatically extends for the same period as the initial term upon the same conditions contained in the lease agreement, unless either party notifies the other at least 30 days prior to the expiration date.

On October 11, 2013, the Company, through Pan Asia, entered into a lease agreement (the “Lease Agreement”) with an unrelated third party (the “Landlord”) pursuant to which Pan Asia has agreed to lease a certain five-acre parcel of land located at Village MahalKhurd, District SBS Nagar, Punjab, India for an initial term of ten years, commencing on October 15, 2013 until October 14, 2023, for the sole permitted purpose of building and operating a greenhouse growing facility (the “Facility”).

The rent under the Lease Agreement is (i) $7,000 per year payable as follows: (x) a prepayment of $50,000 in shares of Series D Convertible Preferred Stock of the Company, amortized in equal annual $5,000 installments over the initial ten year term of the Lease Agreement and (y) $2,000 per year, payable in cash in two equal semi-annual payments; and (ii) 10% of the net profits of the Facility, calculated in accordance with U.S. GAAP (generally acceptable accounting principles), payable within 90 days of the end of each fiscal year. Pursuant to the Lease Agreement, the shares of Series D Convertible Preferred Stock and $2,000 for the first year were due and payable upon the full execution of the Lease Agreement.

The Lease Agreement is renewable by mutual written consent for a term of five years based upon a fixed annual rent of $25,000, payable semi-annually, and 20% of net profits of the Facility, calculated in accordance with U.S. GAAP.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings nor do we have knowledge of any pending or threatened legal claims.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is quoted on the OTC Market’s OTCQB. From January 6, 2011 to May 1, 2013, the symbol for our Common Stock was “SVYB” and since May 2, 2013, our Common Stock symbol has been “PGLO”.

As reported by www.otcmarkets.com, the following table reflects the high and low prices of our Common Stock during each quarter during the last two completed fiscal years.

	High ($)	Low ($)

Fiscal Year 2012
1st Quarter (December 31, 2011)	2.00	2.00
2nd Quarter (March 31, 2012)	2.00	2.00
3rd Quarter (June 30, 2012)	2.00	2.00
4th Quarter (September 30, 2012)	2.00	2.00

Fiscal Year 2013
1st Quarter (December 31, 2012)	2.00	2.00
2nd Quarter (March 31, 2013)	3.00	2.00
3rd Quarter (June 30, 2013)	3.50	1.25
4th Quarter (September 30, 2013)	1.25	0.55

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

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

Stock Transfer Agent

VStock Transfer, LLC

77 Spruce Street, Suite 201

Cedarhurst, NY 11516

Phone: 212-828-8436

Toll-Free: 855-9VSTOCK

Fax: 646-536-3179

www.VStockTransfer.com

Holders

As of the date of this filing, there were 40 record holders of 155,155,000 outstanding shares of the Company’s Common Stock.

General

We are currently authorized to issue up to 550 million (550,000,000) shares of Common Stock, par value $0.0001 per share, and 25 million (25,000,000) “blank check” Preferred Stock, par value $0.0001 per share. The table below sets forth our current capital structure as of the date of this Form 10-K:

Class of Capital Stock:	Authorized:	Outstanding:
Common Stock	550,000,000	155,550,000
Preferred Stock	25,000,000	7,100,100
Designated Preferred:
--Series A Preferred	10,000,000	2,250,000
--Series B Preferred	100	100
--Series C Preferred	5,000,000	4,800,000
--Series D Preferred	5,000,000	50,000
Total:	20,000,100	7,100,100

Common Stock

Pursuant to our bylaws, our Common Stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our board of directors with respect to any series of Preferred Stock, the holders of our Common Stock possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our Common Stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any Preferred Stock. Holders of our Common Stock representing one-percent (1%) of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation. Our Articles of Incorporation do not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding series of Preferred Stock created by our board of directors from time to time, the holders of shares of our Common Stock will be entitled to such cash dividends as may be declared from time to time by our board of directors from funds available therefore and Preferred Stock upon the liquidation, dissolution or winding up of our Company, will be entitled to receive, on a pro rata basis, all of the assets of our Company available for distribution to such holders.

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

Preferred Stock

Our Articles of Incorporation, as amended on April 19, 2013, authorizes our board of directors to issue up to 25,000,000 shares of Preferred Stock in one or more designated series, each of which shall be so designated as to distinguish the shares of each series of Preferred Stock from the shares of all other series and classes. Our board of directors is authorized, without stockholders’ approval, within any limitations prescribed by law and our Articles of Incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of Preferred Stock including but not limited to the following:

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

(g)	subject to the above, such other terms, qualifications, privileges, limitations, options, restrictions, and special or relative rights and preferences, if any, of shares or such series as our board of directors may, at the time so acting, lawfully fix and determine under the laws of the State of Nevada.

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

On September 25, 2012, the Company issued 4,500,000 shares of Series A Preferred Stock for $450.

On April 24, 2013, the Company issued 45,000,000 shares of Common Stock pursuant to the conversion of 2,250,000 shares of Series A Preferred Stock.

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

On June 30, 2013, the Company declared a special dividend to the shareholders of the Series C Preferred Stock of $18,000.

Series D Convertible Preferred Stock

On October 16, 2013, the Company filed a Certificate of Designation with the Nevada Secretary of State for the purposes of establishing a series of Preferred Stock, designated as the Company’s “Series D Convertible Preferred Stock,” from the Company’s shares of authorized “blank check” Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”). The Certificate of Designation was effective upon filing.

The class of Series D Preferred Stock consists of five million (5,000,000) shares of the Company’s Preferred Stock with a stated value of $1.00 per share (the “Stated Value”). Each holder of Series D Preferred Stock shall have the right, at such Holder’s option, at any time or from time to time from and after the day immediately following the date the Series D Preferred Stock is first issued, to convert each share of Series D Preferred Stock into one (1) fully-paid and non-assessable share of Common Stock of the Company. The Company may, at the Company’s option, at any time or from time to time from and after the day immediately following the date the Series D Preferred Stock is first issued, redeem all or any portion of, on a pro rata basis, the outstanding shares of Series D Preferred Stock for the Stated Value. The Company shall deliver to the Holders of the outstanding Series D Preferred Stock a written irrevocable redemption notice (the “Redemption Notice”) indicating the amount of shares of Series D Preferred Stock intended to be so redeemed and the date on which such redemption shall be made (the “Redemption Date”). Such Redemption Notice shall be delivered to the Holders of the Series D Preferred Stock at least fifteen (15) business days prior to the Redemption Date. Upon receipt of any Redemption Notice, each Holder of the Series D Preferred Stock shall then have the option (by notifying the Company in writing within ten (10) business days of receipt of the Redemption Notice) to accept the Stated Value in cash or elect to convert not less than all of such Holder’s shares of Series D Preferred Stock pursuant to the terms and conditions set forth herein.

The Series D Preferred Stock shall, with respect to rights on liquidation, winding up and dissolution, rank senior to (i) all classes of Common Stock of the Company and (ii) senior to any class or series of capital stock of the Company hereafter created (unless, with the consent of the Holder(s) of Series D Preferred Stock).

Except as otherwise provided by the Nevada Business Corporation Act or elsewhere in the Certificate of Designation, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the Holders of shares of the Series D Preferred Stock then outstanding shall be entitled to be paid, out of the assets of the Corporation available for distribution to its stockholders, whether from capital, surplus or earnings, an amount equal to the Stated Value. The Holders of shares of Series D Preferred Stock shall not be entitled to receive any dividends. The Holders of the Series D Preferred Stock shall vote only on a share for share basis with the Company’s Common Stock on any matter, including but not limited to, the election of directors, name changes, increases in the authorized common shares and for which such Preferred Stock or series has such rights and as otherwise provided by the Nevada Business Corporation Act. To the extent that under the Nevada Business Corporation Act the vote of the Holders of the Series D Preferred Stock, voting separately as a class or series, as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the Holders of at least a majority of the shares of the Series D Preferred Stock represented at a duly held meeting at which a quorum is present or by written consent of a majority of the shares of Series D Preferred Stock (except as otherwise may be required under the Nevada Business Corporation Act) shall constitute the approval of such action by the class. To the extent that under the Nevada Business Corporation Act, Holders of the Series D Preferred Stock are entitled to vote on a matter with holders of Common Stock, voting together as one class, each share of Series D Preferred Stock shall be entitled to one (1) vote.

On October 16, 2013, the Company issued an aggregate of 50,000 shares of Series D Preferred Stock to an unrelated third party (the “Landlord”) pursuant a lease agreement, dated October 11, 2013, between Pan Asia and the Landlord for a certain five-acre parcel of land located at Village MahalKhurd, District SBS Nagar, Punjab, India for an initial term of ten years, commencing on October 15, 2013 until October 14, 2023, for the sole permitted purpose of building and operating a greenhouse growing facility (the “Facility”). The Company issued the shares pursuant to the exemption from the registration requirements of the Securities Act available under Section 4(a)(2) promulgated under the Securities Act due to the fact that the issuance was isolated and did not involve a public offering of securities. The Company also relied on Regulation S due to the fact that the Landlord is not a U.S. Person.

Dividend Policy

On June 30, 2013, the Company declared a special dividend to the shareholders of the Series C Preferred Stock of $18,000. Other than the foregoing, the Company has never declared a dividend on its securities. The payment of cash dividends, if any, in the future is within the discretion of our Board and will depend upon our earnings, our capital requirements, financial condition and other relevant factors. We do not foresee paying any dividends on our outstanding securities; but, rather, to retain any future earnings for use in our business.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our Common Stock.

Recent Sales of Unregistered Securities

●	On September 25, 2012, we sold 4,500,000 shares of Series A Preferred Stock to an accredited investor for $0.0001 per share generating proceeds of $450.

●	On November 8, 2012, we sold 100 shares of Series B Preferred Stock to our former executive officer and director for an aggregate purchase price of $10. Brookstone Partners, LLC purchased the Series B Preferred Stock from our former executive officer and director on February 22, 2013.

●	On November 8, 2012, the Company sold a five month promissory note to Anatom Associates, S.A., an unrelated party (“Anatom”), for the principal amount of $193,000 bearing interest at the rate of 8% per annum. The Company used the proceeds of this note to redeem an aggregate of 2,700,000 shares of the Company’s Common Stock held by Savvy’s then officer and director for $189,000 on November 9, 2012. Pursuant to a Memorandum of Understanding dated September 27, 2013, the maturity date was amended from April 8, 2013 to September 27, 2014. The Company used the proceeds of this note to redeem an aggregate of 2,700,000 shares of the Company’s Common Stock held by Savvy’s then officer and director for $189,000 on November 9, 2012.

●	On February 12, 2013, the Company issued a promissory note to Anatom for the principal amount of $50,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company may prepay the outstanding principal and interest of the promissory note without penalty. The Company used the proceeds to redeem 825,000 shares of Common Stock held by the Company’s former sole executive officer and director, on February 12, 2013 for $50,000.

●	On February 22, 2013, the Company issued a promissory note to Anatom for the principal amount of $25,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company may prepay the outstanding principal and interest of the promissory note without penalty. The Company used the proceeds to redeem 275,000 shares of Common Stock held by the Company’s former sole executive officer and director, on February 22, 2013 for $25,000.

●	On April 12, 2013, the Company issued a promissory note to Brookstone Partners, LLC, an affiliate of the Company (“Brookstone”), for the principal amount of $5,000 bearing interest at the rate of 0% per annum and maturing on May 12, 2013. On April 23, 2013, Brookstone converted the promissory note into 50,000,000 shares of Common Stock of the Company.

●	On April 23, 2013, the Company issued a promissory note to Brookstone for the principal amount of $45,000 bearing interest at the rate of 0% per annum and maturing on May 23, 2013. On April 23, 2013, Brookstone converted the promissory note into 450,000,000 shares of Common Stock of the Company.

●	On April 24, 2013, the Company issued 45,000,000 shares of Common Stock pursuant to the conversion of 2,250,000 shares of Series A Convertible Preferred Stock.

●	On April 26, 2013, upon the consummation of the Share Exchange, the Company issued an aggregate of 90 million (90,000,000) shares of Common Stock to the stockholders of Pan Asia in consideration for an aggregate of 15,000 shares of Common Stock of Pan Asia (constituting 100% of the outstanding shares of Common Stock of Pan Asia). The Company issued such shares of Common Stock pursuant to the exemption under Section 4(2) and Regulation S promulgated under the Securities Act due to the fact that issuance did not involve a public offering of securities and none of the recipients were U.S. Persons under Regulation S.

●	On April 29, 2013, the Company issued an aggregate of 1,800,000 shares of Series C Preferred Stock to Brookstone pursuant to a Share Exchange Agreement, dated April 29, 2013, by and between the Company and Brookstone. Pursuant to the Share Exchange Agreement, Brookstone exchanged an aggregate of 180,000,000 shares of Common Stock held by Brookstone in exchange for the shares of Series C Preferred Stock on a one-for-100 basis. Stella Lumawag is the Managing Member of Brookstone and has voting and dispositive control of the shares held by Brookstone. The Company issued the shares of Series C Preferred Stock to Brookstone under Section 3(a)(9) of the Securities Act of 1933, as amended, due to the fact that (i) the Company is the same issuer of the Common Stock and the Series C Preferred Stock, (ii) no additional consideration was given to Brookstone for the exchange, (iii) Brookstone was an existing security holder of the Company and (iv) the Company did not pay any commission or remuneration for the exchange.

●	On April 30, 2013, the Company issued a promissory note to Anatom for the principal amount of $50,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company used the proceeds of this note to redeem an aggregate of 1,100,000 shares of Common Stock of the Company held by the Company’s former sole executive officer and director, for $41,092 on April 30, 2013.

●	On June 3, 2013, the Company issued a promissory note to Brookstone for the principal amount of $25,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

●	On August 27, 2013, the Company issued a promissory note to Anatom for the principal amount of $10,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

●	On September 10, 2013, the Company issued a promissory note to Anatom for the principal amount of $20,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

●	On October 1, 2013, the Company issued a promissory note to Anatom for the principal amount of $5,500 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

●	On October 2, 2013, the Company issued a promissory note to Anatom for the principal amount of $75,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

●	On October 16, 2013, the Company issued a promissory note to Anatom for the principal amount of $13,500 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

●	On October 16, 2013, the Company issued an aggregate of 50,000 shares of Series D Preferred Stock to Bakhshish Gurm (the “Landlord”) pursuant a lease agreement, dated October 11, 2013, between Pan Asia and the Landlord for a certain five-acre parcel of land located at Village MahalKhurd, District SBS Nagar, Punjab, India for an initial term of ten years, commencing on October 15, 2013 until October 14, 2023, for the sole permitted purpose of building and operating a greenhouse growing facility (the “Facility”).

●	On October 18, 2013, the Company and Brookstone entered into a Share Exchange Agreement pursuant to which Brookstone exchanged 300 million (300,000,000) shares of the Company’s Common Stock, par value $0.0001, for three million (3,000,000) shares of the Company’s Series C Preferred Stock. The Company issued the shares of Series C Preferred Stock to Brookstone under Section 3(a)(9) of the Securities Act of 1933, as amended, due to the fact that (i) the Company is the same issuer of the Common Stock and the Series C Preferred Stock, (ii) no additional consideration was given to Brookstone for the exchange, (iii) Brookstone was an existing security holder of the Company and (iv) the Company did not pay any commission or remuneration for the exchange. Stella Lumawag is the Managing Member of Brookstone and has voting and dispositive control of the shares held by Brookstone.

●	On October 28, 2013, the Company issued a promissory note to Anatom for the principal amount of $30,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

●	On November 7, 2013, Company issued a promissory note to Brookstone Partners, LLC for the principal amount of $100,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

●	On November 15, 2013, the Company issued a promissory note to Anatom for the principal amount of $200,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

●	On November 18, 2013, the Company issued a promissory note to an unaffiliated third party for the principal amount of $100,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

●	On November 28, 2013, the Company issued a promissory note to Anatom for the principal amount of $193,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

Unless otherwise noted, the above securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. The Company did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 6. Selected Financial Data.

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

During the fiscal year ended September 30, 2013 and the subsequent period, the following corporate events have occurred:

●	On February 12, 2013, Bharat Vasandani was appointed as the Chairman of the Board of the Directors of the Company and as the Company’s President, Chief Executive Officer, Secretary and Treasurer. Mr. Vasandani is the sole officer and director of the Company.

●	On April 19, 2013, Savvy amended its Articles of Incorporation to increase its authorized Common Stock, par value $0.0001 per share, from 100,000,000 shares to 550,000,000 shares, and authorized “blank check” Preferred Stock, par value $0.0001 per share, from 10,000,000 shares to 25,000,000 shares, effective immediately.

●	On April 25, 2013, Savvy entered into a Stock Exchange Agreement (the “Exchange Agreement”) with Pan Asia Infratech Corp. a Nevada corporation (“Pan Asia”). Pan Asia was incorporated in Nevada on July 13, 2012.

●	On April 26, 2013, the Exchange Agreement was consummated and the stockholders of Pan Asia transferred to Savvy 100% of the outstanding capital stock of Pan Asia (consisting of 15,000 shares of Common Stock, no par value) in exchange for, on a pro rata basis, an aggregate of 90,000,000 shares of Savvy’s Common Stock (the “Share Exchange”). As a result of the Share Exchange, Pan Asia became a wholly-owned subsidiary of Savvy and the business of Pan Asia has become the business of the Company.

●	On April 26, 2013, Savvy amended its Articles of Incorporation with the Secretary of State of Nevada thereby changing its name from Savvy Business Support, Inc. to Pan Global, Corp.

●	On May 2, 2013, the OTCQB symbol for the Company’s Common Stock was changed from SVYB to PGLO.

●	On June 11, 2013, two individuals officially joined the Company, bringing our team to consist of three highly experienced individuals. These individuals had already been working informally with our CEO since Pan Asia’s inception in July 2012.

●	On October 11, 2013, the Company, through Pan Asia, entered into a lease agreement with an unaffiliated third party pursuant to which Pan Asia has agreed to lease a certain five-acre parcel of land located at Village MahalKhurd, District SBS Nagar, Punjab, India for an initial term of ten years, commencing on October 15, 2013 until October 14, 2023, for the sole permitted purpose of building and operating a greenhouse growing facility.

●	On October 28, 2013, the Company, through Pan Asia, entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Regency Yamuna Energy Limited, a privately held corporation formed in India under the Companies Act of 1956, as amended (“RYEL”), Mr. Arun Sharma, a Director and majority stockholder of RYEL (“Sharma”), and the remaining stockholders of RYEL (the “Selling Stockholders”) pursuant to which the Company has agreed to purchase 100% of the equity and debt (if not previously converted) of RYEL in a staggered acquisition. RYEL is currently commissioning the construction of a 5.7 MW small-hydro project in northern India (the “Project”). The Project is estimated to be 95% complete and commercial operation is expected to commence during the fourth quarter of 2013.

●	On October 28, 2013, the Company consummated the Initial Financing under the Purchase Agreement (the “Initial Financing”) and Pan Asia purchased a debenture from RYEL in the aggregate principal amount of Rs. 4.2 million (4,200,000) (approximately $68,852 USD based on the Effective Rate), bearing interest at the rate of 15% per year, maturing on the October 18, 2014 and convertible into Shares of RYEL at the rate of Rs. 14.50 per Share (the “Debenture”).

●	On November 4, 2013, the Company entered into a Loan Agreement (the “Loan Agreement”) with Anatom pursuant to which Anatom has agreed to purchase, from time to time as requested by the Company, one or more promissory notes of the Company, bearing interest at the rate of 8% per year and maturing on the first year anniversary date of the date of issuance (the “Promissory Notes”). The maximum amount that the Company may borrow under the Loan Agreement is $1 million (the “Maximum Amount”) and amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed.

●	On December 2, 2013, the Company consummated the First Tranche of the First Closing (the “First Tranche Closing”) under that certain Purchase Agreement. At the First Tranche Closing, the Company purchased an aggregate of 331,034 Shares of RYEL from RYEL in consideration for Rs. 4,799,993 (equivalent to approximately $77,022 USD based on the exchange rate on December 2, 2013. At the First Tranche Closing, the Company also converted the outstanding Rs. 4,200,000 principal amount (approximately $68,852 USD at the date of purchase) under the Debenture purchased by the Company on October 28, 2013 from RYEL into an aggregate of 289,656 Common Shares of RYEL (the “Conversion”). As a result of the First Tranche Closing, the Company acquired an aggregate of 620,690 Common Shares of RYEL, representing approximately 3.36% of the outstanding Common Shares of RYEL.

●	On December 24, 2013, the Company consummated the Second Tranche of the First Closing (the “Second Tranche Closing”). At the Second Tranche Closing, the Company purchased an aggregate of 620,690 RYEL Common Shares from RYEL in consideration for Rs. 9,000,000 (equivalent to approximately $145,575 USD based on the exchange rate of 1 INR = $0.016175 USD on the closing date of the Second Tranche Closing). As a result of the previously reported First Tranche Closing on December 2, 2013 and the Second Tranche Closing on December 24, 2013, the Company has purchased and currently owns an aggregate of 1,241,380 Common Shells of RYEL, representing approximately 6.51% of the outstanding Common Shares of RYEL, in consideration for an aggregate purchase price of Rs. 18,000,010 (approximately $291,450 based on the applicable exchange rate on the respective closing dates).

Plan of Operations

During the next year, the Company intends to continue executing its projects under development, including the acquisition of RYEL according to the terms established under the Purchase Agreement and to complete a business plan for a hydroponic greenhouse vegetable growing operation and to build such a greenhouse facility. In addition, the Company plans to further develop its business plans for certain other of its lines of business.

During our first and second quarters, we plan to complete additional tranches of investment into RYEL, with the timing to be determined according to certain milestones set out in the Purchase Agreement. These milestones are based on such items as completion of US GAAP financial statements by RYEL, completion of an audit of RYEL under US GAAP, and RYEL achieving COD (Commercial Operation Date), amongst other milestones. If any of these milestones are delayed, our acquisition may be completed over a longer period of time, stretching into the second half of the fiscal year. In addition, during the first and second quarters of our 2014 fiscal year, we plan to complete legal, financial and technical due diligence on another small hydro project, subject to the conclusions of which we plan to proceed to execute a definitive purchase agreement for the acquisition of such project. In addition, we intend to continue to build our pipeline of small hydro projects by undertaking preliminary due diligence on additional potential acquisition opportunities during the next several quarters.

During the first half of our fiscal year ending September 30, 2014, we also plan to prepare a draft business plan for our hydroponic greenhouse vegetable growing operations and to finalize such plan, at which point we intend to proceed with commissioning engineering designs for a greenhouse facility on leased land. We intend to have a greenhouse facility in operation during the next fiscal year, which will also require us to establish sales and marketing relationships with certain key buyers we intend to pursue, such as large chain food retail stores and high end hotels; we intend to begin formalizing these relationships upon the finalization of our hydroponic greenhouse business plan. Finally, by the second quarter of our fiscal year we hope to have added a senior manager to our management team who will be responsible for developing and operating our hydroponic greenhouse business.

During the next two quarters we also intend to review, on a preliminary basis, certain geothermal power generation and real estate infrastructure opportunities. If these opportunities appear promising, we intend to prepare business plans for these potential projects during the second half of our fiscal year and to begin to undertake the initial development activities that are entailed in the development of such projects, such as but not limited to, technical analysis, engineering studies, site identification and acquisition. Subject to positive outcomes of our preliminary reviews, we intend to endeavor to continue to build our team to add personnel who can assist us with developing and operating these projects. Such personnel would likely be added upon the completion of business plans and the execution of necessary agreements to cover the scope of work on such projects.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, Pan Global had a negative current ratio and Company has incurred an accumulated deficit of $230,159 for the period from April 30, 2010 (inception) to September 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The following table provides selected financial data about our company for the period from the date of inception through September 30, 2013. For detailed financial information, see the financial statements included in this Report.

Balance Sheet Data:

Cash	$7,186
Total assets	$8,072
Total liabilities	$446,880
Total stockholders’ deficit	$438,808

If we experience a shortfall in operating capital, we would borrow funds from our executive officer, majority shareholder or an unaffiliated third party to fund operations. However, they are not obligated to fund the Company.

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

Results of Operations

As of September 30, 2013, our total assets were $8,072 and consisted of $7,186 in cash on hand and $886 in prepaid expenses. As of September 30, 2012, our total assets consisted solely cash on hand which was $450.

As of September 30, 2013, our total current liabilities were $446,880 and consisted of $51,628 in accounts payable, $4,252 in amounts due to a related party, $348,000 in notes payable, $25,000 in notes payable - related party, and $18,000 in dividends payable. As of September 30, 2012, our total current liabilities were $35,473 and consisted of $9,790 in accounts payable and $25,683 in amounts due to a related party. The accounts payable primarily consist of audit fees as the Company due to the Company’s SEC reporting requirements under the Exchange Act.

Our total stockholders’ deficit was $438,808 at September 30, 2013, compared to $35,023 at September 30, 2012.

Fiscal Year Ended September 30, 2013 Compared to Fiscal Year Ended September 30, 2012.

Revenues. Our revenues were $15,000 for the fiscal year ended September 30, 2013, compared to $0 for the fiscal year ended September 30, 2012. This increase was due to the change in the Company’s operations as a result of the share exchange on April 26, 2013 (the “Share Exchange”) between the Company (then known as Savvy Business Support, Inc.) and the stockholders of Pan Asia Infratech Corp., a Nevada corporation formed on July 13, 2012. Prior to the Share Exchange, Savvy Business Support, Inc. had no operations.

Operating expenses. Our total operating expenses for the year ended September 30, 2013 were $129,183 compared to $18,717 for the fiscal year ended September 30, 2012. The increase was primarily due to the Share Exchange on April 26, 2013 and consisted of professional fees.

Interest Expense. During the fiscal year ended September 30, 2013, we incurred $70,003 in interest expense, compared to $0 for the fiscal year ended September 30, 2012. The interest expense for the fiscal year ended September 30, 2013 included $50,000 of discount accretion on convertible notes payable.

Net Loss. We had a net loss of $184,186 for the fiscal year ended September 30, 2013, compared to $18,717 for the fiscal year ended September 30, 2013. Net loss was comprised of general and administrative expenses which consisted of legal and professional fees and interest expense. The increase was primarily due to the Share Exchange on April 26, 2013.

Liquidity and Capital Resources

As of September 30, 2013, we had $7,186 in cash on hand and an accumulated deficit of $230,159. In their report for the fiscal year ended September 30, 2013, our auditors expressed that there is substantial doubt as to our ability to continue as a going concern.

From inception to the date of her resignation on February 12, 2013, our operations were funded by Virginia K. Sourlis, our former sole officer and director, pursuant to a verbal, non-binding agreement. As of September 30, 2013, the Company owed a total of $10,000 to Ms. Sourlis. Until the Company can achieve revenues sufficient to sustain its operational and regulatory requirements, of which there can be no assurances, the Company intends to borrow funds from our executive officer, majority stockholder or unaffiliated third parties, although we currently do not have any written agreements with any of them which would obligate them to do so.

To date, we have funded our Company by issuing promissory notes from time to time and on as-needed basis, most of which bear interest at a rate of 8% per annum, are fully-payable on first anniversary of the issuance date and may be pre-paid without consent or penalty. The notes are non-convertible unsecured and non-recourse.

Also, on April 12, 2013, the Company issued a promissory note to Brookstone Partners, LLC, an affiliate of the Company (“Brookstone”) for the principal amount of $5,000 bearing interest at the rate of 0% per annum and maturing on May 12, 2013. On April 23, 2013, Brookstone converted the promissory note into 50,000,000 shares of Common Stock of the Company. On April 23, 2013, the Company issued a promissory note to Brookstone for the principal amount of $45,000 bearing interest at the rate of 0% per annum and maturing on May 23, 2013. On April 23, 2013, Brookstone converted the promissory note into 450,000,000 shares of Common Stock of the Company.

As explained below, from November 8, 2012 to April 30, 2013, the Company purchased an aggregate of 4.9 million (4,900,000) shares of Company’s Common Stock held by Virginia K. Sourlis, the Company’s former sole executive officer and director and a principal stockholder of the Company, for a total of $305,092.

●	On November 8, 2012, the Company issued a five-month promissory note to Anatom Associates, S.A, an unrelated party (“Anatom”), for the principal amount of $193,000 bearing interest at the rate of 8% per annum. The Company used the proceeds of this note to redeem an aggregate of 2,700,000 shares of the Company’s Common Stock held by Ms. Sourlis for $189,000 on November 9, 2012.

●	On February 12, 2013, the Company issued a promissory note to Anatom for the principal amount of $50,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company used the proceeds of this note to redeem an aggregate of 825,000 shares of the Company’s Common Stock held by Ms. Sourlis for $50,000 on February 12, 2013.

●	On February 22, 2013, the Company issued a promissory note to Anatom for the principal amount of $25,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company used the proceeds of this note to redeem an aggregate of 275,000 shares of the Company’s Common Stock held by Ms. Sourlis for $25,000 on February 22, 2013.

●	On April 30, 2013, the Company issued a promissory note to Anatom for the principal amount of $50,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance. The Company used the proceeds of this promissory note to redeem an aggregate of 1,100,000 shares of Common Stock of the Company held by Ms. Sourlis for $41,092 on April 30, 2013.

On November 4, 2013, the Company entered into a Loan Agreement (the “Loan Agreement”) with Anatom pursuant to which Anatom has agreed to purchase, from time to time as requested by the Company, one or more promissory notes of the Company, bearing interest at the rate of 8% per year and maturing on the first year anniversary date of the date of issuance (the “Promissory Notes”). The maximum amount that the Company may borrow under the Loan Agreement is $1 million (the “Maximum Amount”) and amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. As of the date of the Loan Agreement, the Company has borrowed an aggregate of $118,500 of the Maximum Amount. The Company has also previously borrowed an aggregate of $353,500 from Anatom pursuant to a series of one-year Promissory Notes, as amended, bearing interest at the rate of 8% per annum, each of which is currently outstanding and not included in the Maximum Amount. The Promissory Notes are non-convertible.

Pursuant to the terms and conditions of the Loan Agreement, the Company used a portion of the borrowed funds under the Loan Agreement to consummate the First Closing under the Company’s definitive Purchase Agreement, dated October 28, 2013, between Pan Asia, RYEL, Sharma and the Selling Stockholders. The remaining borrowed funds under the Loan Agreement shall be used for general corporate purposes of the Company.

We believe that the Loan Agreement will be sufficient to meet our liquidity needs for the next 12 months. However, if the Loan Agreement was not available or was in default, we would need additional cash resources in the future if we pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. To satisfy future cash requirements, we would expect to seek funding through the issuance of debt or equity securities and the obtaining of a credit facility. Any future issuance of equity securities could cause dilution for our shareholders. Any incurrence of indebtedness will increase our debt service obligations and may cause us to be subject to restrictive operating and financial covenants. It is possible that financing may be available to us in amounts or on terms that are not favorable to the Company or not available at all.

Off-Balance Sheet Operations

The Company does not have any off-balance sheet transactions.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period April 30, 2010 (date of inception) to September 30, 2013.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

September 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pan Global, Corp.
Carson City, Nevada

We have audited the accompanying consolidated balance sheet of Pan Global, Corp. (a development stage company) as of September 30, 2013, and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for the year then ended and for the period from April 30, 2010 (inception) to September 30, 2013. Pan Global, Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from April 30, 2010 (inception) through September 30, 2012 were audited by other auditors whose report expressed an unqualified opinion on those financial statements, except for the substantial doubt about the Company’s ability to continue as a going concern. The financial statements for the period from April 30, 2010 (inception) through September 30, 2012 include a net loss of $45,973. Our opinion on the consolidated financial statements for the period from April 30, 2010 (inception) through September 30, 2013, insofar as it relates to amounts from April 30, 2010 (inception) through September 30, 2012, is based solely on the report of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pan Global, Corp. as of September 30, 2013, and the results of its operations and its cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
GBH CPAs,PC
www.gbhcpas.com
Houston, Texas
December 30, 2013

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

/s/ W. T. Uniack & Co. CPA’s P.C.
Woodstock, Georgia

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2013	September 30, 2012

ASSETS

Current assets

Cash	$7,186	$450
Prepaid expenses	886	–

Total assets	$8,072	$450

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	$51,628	$9,790
Notes payable	348,000	–
Convertible Notes payable – related party	25,000	–
Due to related party	4,252	25,683
Dividends payable	18,000	–

Total liabilities	446,880	35,473

Stockholders’ deficit

Preferred stock, 25,000,000 shares authorized, $0.0001 par value;

Series A Convertible Preferred stock: 10,000,000 shares authorized; 2,250,000 and 4,500,000 shares issued and outstanding, respectively	225	450

Series B Non-Convertible Preferred stock, 100 shares authorized; 100 and zero shares issued and outstanding, respectively	–	–

Series C Convertible Preferred stock, 5,000,000 shares authorized; 1,800,000 and zero shares issued and outstanding, respectively	180	–

Common stock, 550,000,000 shares authorized, $0.0001 par value; 460,055,000 and 5,055,000 shares issued and 455,155,000 and 5,055,000 shares outstanding, respectively	46,006	506

Additional paid-in capital	50,032	9,994

Deficit accumulated during the development stage	(230,159)	(45,973)

Treasury stock, at cost, 4,900,000 shares	(305,092)	–

Total stockholders’ deficit	(438,808)	(35,023)

Total liabilities and stockholders’ deficit	$8,072	$450

See accompanying notes to the consolidated financial statements.

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Consolidated Statements of Operations

	For the	For the	Period from
	Year	Year	April 30, 2010
	Ended	Ended	(Inception) to
	September 30, 2013	September 30, 2012	September 30, 2013

Revenue	$15,000	$–	$15,000

Expenses
General and administrative	36,977	18,717	82,950
Management fees	3,545	–	1,045
Professional fees	88,661	–	91,161

Total expenses	129,183	18,717	175,156

Loss from operations	(114,183)	(18,717)	(160,156)

Other expenses
Interest expense	(70,003)	–	(70,003)

Total other expenses	(70,003)	–	(70,003)

Net loss	$(184,186)	$(18,717)	$(230,159)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	204,422,260	5,055,000

See accompanying notes to the consolidated financial statements.

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

For the Period from April 30, 2010 (Inception) to September 30, 2013

											Deficit
											Accumulated
	Preferred Stock								Additional		During the
	Series A		Series B		Series C		Common Stock		Paid-In	Treasury	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Total

Balance, April 30, 2010 (Inception)	–	$–	–	$–	–	$–	–	$–	$–	$–	$–	$–

Common stock issued for cash	–	–	–	–	–	–	5,000,000	500	4,500	–	–	5,000

Net loss	–	–	–	–	–	–	–	–	–	–	(9,843)	(9,843)

Balance, September 30, 2010	–	–	–	–	–	–	5,000,000	500	4,500	–	(9,843)	(4,843)

Common stock issued for cash	–	–	–	–	–	–	50,000	5	4,995	–	–	5,000

Common stock issued for services	–	–	–	–	–	–	5,000	1	499	–	–	500

Net loss	–	–	–	–	–	–	–	–	–	–	(17,413)	(17,413)

Balance, September 30, 2011	–	–	–	–	–	–	5,055,000	506	9,994	–	(27,256)	(16,756)

Series A preferred stock issued for cash	4,500,000	450	–	–	–	–	–	–	–	–	–	450

Net loss	–	–	–	–	–	–	–	–	–	–	(18,717)	(18,717)

Balance – September 30, 2012	4,500,000	450	–	–	–	–	5,055,000	506	9,994	–	(45,973)	(35,023)

Series B preferred stock issued for cash	–	–	100	–	–	–	–	–	10	–	–	10

Purchase of common stock	–	–	–	–	–	–	-	–	–	(305,092)	–	(305,092)

Common stock issued upon conversion of convertible note	–	–	–	–	–	–	500,000,000	50,000	–	–	–	50,000

Intrinsic value of embedded beneficial conversion feature	–	–	–	–	–	–	–	–	50,000	–	–	50,000

Stock conversion	(2,250,000)	(225)	–	–	–	–	45,000,000	4,500	(4,275)	–	–	–

Stock exchange agreement with Pan Asia Infratech Corp.	–	–	–	–	–	–	90,000,000	9,000	(5,517)	–	–	3,483

Stock exchange agreement with Brookstone	–	–	–	–	1,800,000	180	(180,000,000)	(18,000)	17,820	–	-	–

Declaration of dividend to Series C preferred stock	–	–	–	–	–	–	–	–	(18,000)	–	-	(18,000)

Net loss	–	–	–	–	–	–	–	–	–	–	(184,186)	(184,186)

Balance – September 30, 2013	2,250,000	$225	100	$–	1,800,000	$180	460,055,000	$46,006	$50,032	$(305,092)	$(230,159)	$(438,808)

See accompanying notes to the consolidated financial statements.

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Year Ended September 30, 2013	For the Year Ended September 30, 2012	Period from April 30, 2010 (Inception) to September 30, 2013

Cash flows from operating activities

Net loss	$(184,186)	$(18,717)	$(230,159)

Adjustments to reconcile net loss to net cash from operating activities:
Accretion of discount on convertible notes payable	50,000	–	50,000
Stock issued for services	–	–	500

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	37,839	2,790	47,629
Accounts payable and accrued liabilities – related party	652		652
Prepaid expenses	7,014	–	7,014

Net cash used in operating activities	(88,681)	(15,927)	(124,364)

Cash flows from investing activities

Cash acquired upon acquisition of subsidiary	682	–	682

Net cash provided by investing activities	682	–	682

Cash flows from financing activities

Due to related party	(23,183)	15,923	2,500
Proceeds from notes payable	348,000	–	348,000
Proceeds from notes payable – related party	75,000	–	75,000
Proceeds from issuance of preferred stock	10	450	460
Proceeds from issuance of common stock	–	–	10,000
Payments for purchase of common stock	(305,092)	–	(305,092)

Net cash provided by financing activities	94,735	16,373	130,868

Increase in cash	6,736	446	7,186

Cash - beginning of period	450	4	–

Cash - end of period	$7,186	$450	$7,186

Supplemental disclosures of cash flow information:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–
Non-cash investing and financing activities:
Common stock issued upon conversion of notes payable	$50,000	$–	$50,000
Debt discount in conjunction with convertible notes payable – related party	$50,000	$–	$50,000
Preferred stock converted to common stock	$4,500	$–	$4,500
Common stock converted to preferred stock	$18,000	$–	$18,000

See accompanying notes to the consolidated financial statements.

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2013

1.	Nature of Operations

Pan Global, Corp. (formerly Savvy Business Support, Inc.) was incorporated in the State of Nevada on April 30, 2010. The Company is a development stage company, as defined by Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

On April 26, 2013, the Company acquired all of the issued and outstanding shares of Pan Asia Infratech Corp. (“Pan Asia”) in consideration for 90,000,000 shares of the Company’s common stock. This transaction was considered a combination of entities under common control due to a single shareholder controlling both companies. The operations of the Company include the accounts of Pan Asia from February 22, 2013, the date at which common control between the two entities commenced. Previously, the Company’s principal business was offering general business services/support to start-up companies, small and medium business planning to expand, individuals, and other businesses and organizations. Upon acquisition of Pan Asia, the Company’s principal business changed to the development of projects in renewable energy and energy efficiency technology that comprise innovative solutions for basic infrastructure. These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of September 30, 2013, the Company has accumulated losses of $230,159 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2013

2.	Summary of Significant Accounting Policies (continued)

d)	Basic and Diluted Earnings (Loss) Per Share (“EPS”)

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

On April 26, 2013, the Company entered into a Stock Exchange Agreement and acquired all of the issued and outstanding shares of Pan Asia Infratech Corp. (“Pan Asia”), a private Nevada corporation, in consideration for the issuance of 90,000,000 shares of the Company’s common stock. Pan Asia was incorporated on July 13, 2012, and its principal business is the development of projects in renewable energy and energy efficiency technology that comprise innovative solutions for basic infrastructure. Pan Asia intends to generate revenue through project consulting and development fees, business advisory services, and project management fees on operations of facilities.

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

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2013

3.	Acquisition (continued)

The allocation of the purchase price is summarized in the table below:

Purchase price

90,000,000 shares of common stock	$3,482

Carrying value of Pan Asia net assets acquired

Cash	682
Prepaid expenses	3,900
Shareholder loan	(1,100)

Net assets acquired	$3,482

4.	Related Party Transactions

a)	At September 30, 2013, the Company was indebted to the President of the Company for $1,100 (2012 - $nil), for expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand. During the year ended September 30, 2013, the Company incurred management fees of $2,500 (2012 - $nil) to the President of the Company.

b)	As of September 30, 2013, the Company was indebted to the former President and a company controlled by the former President of the Company for $0 (2012 - $25,683) for expenses paid on behalf of the Company and accrued legal fees. The former President is no longer a related party.

c)	On June 3, 2013, the Company issued a $25,000 promissory note to a shareholder of the Company, bearing interest at the rate of 8% per annum and maturing on June 3, 2014. At September 30, 2013, the Company owed accrued interest of $652 to the shareholder of the Company.

5.	Notes Payable

a)	On November 8, 2012, the Company issued a $193,000 promissory note which bears interest at 8% per annum and matured on April 8, 2013. Pursuant to a Memorandum of Understanding dated September 27, 2013, the maturity date was amended from April 8, 2013 to September 27, 2014.

b)	On February 12, 2013, the Company issued a $50,000 promissory note which bears interest at 8% per annum and matures on February 12, 2014.

c)	On February 22, 2013, the Company issued a $25,000 promissory note which bears interest at 8% per annum and matures on February 22, 2014.

d)	On April 30, 2013, the Company issued a $50,000 promissory note which bears interest at 8% per annum and matures on April 30, 2014.

e)	On August 27, 2013, the Company issued a $10,000 promissory note which bears interest at 8% per annum and matures on August 27, 2014.

f)	On September 11, 2013, the Company issued a $20,000 promissory note which bears interest at 8% per annum and matures on September 11, 2014

g)	At September 30, 2013, the Company recognized accrued interest of $19,351, which is included in accounts payable and accrued liabilities.

6.	Convertible Notes Payable – Related Party

a)	On April 12, 2013, the Company issued a $5,000 convertible promissory note to a shareholder of the Company, which was non-interest bearing and was to mature on May 12, 2013. The note was convertible into 50,000,000 shares of common stock.

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

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2013

6.	Convertible Notes Payable (continued)

b)	On April 23, 2013, the Company issued a $45,000 convertible promissory note to a shareholder of the Company, which was non-interest bearing and matured on May 23, 2013. The note is convertible into 450,000,000 shares of common stock.

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

On September 25, 2012, the Company issued 4,500,000 shares of Series A Convertible Preferred Stock for $450 to a shareholder.

On April 24, 2013, the Company issued 45,000,000 shares of common stock pursuant to the conversion of 2,250,000 shares of Series A convertible preferred stock.

Series B Non-Convertible Preferred Stock

On November 8, 2012, the Company filed a Certificate of Designations with the Secretary of State of Nevada therein designating 100 shares of the Company’s authorized preferred stock as “Series B Non-Convertible Preferred Stock” (“Series B Preferred Stock”). Generally, the Series B Preferred Stock shall, with respect to rights on liquidation, winding up and dissolution, (i) rank senior to all classes of common stock and any other class or series of stock of the Company which by its terms shall rank junior to the Series B Preferred Stock, and (ii) rank junior to any other series or class of preferred stock of the Company and any other class or series of stock of the Company which by its term shall rank senior to the Series B Preferred Stock. Except as otherwise provided by the Nevada Revised Statutes, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of the Series B Preferred Stock then outstanding shall be entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, an amount equal to $1.00 per share. The Holders of shares of Series B Preferred Stock shall not be entitled to receive any dividends. The holders of the Series B Preferred Stock shall vote together with the shares of common stock as a single class and, regardless of the number of shares of Series B Preferred Stock outstanding and as long as at least one of such shares of Series B Preferred stock is outstanding, shall represent eighty percent (80%) of all votes entitled to vote. Each outstanding share of the Series B Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series B Preferred Stock.

On November 8, 2012, the Company issued 100 shares of Series B non-convertible preferred stock for $10.

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2013

7.	Preferred Stock (continued)

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

On June 30, 2013, the Company declared a special dividend to the shareholders of the Series C Preferred Stock of $18,000.

8.	Common Stock

Common stock transactions during the year ended September 30, 2013:

a)	On November 9, 2012, the Company purchased 2,700,000 shares of common stock from the former President of the Company for $189,000.

b)	On February 12, 2013, the Company purchased 825,000 shares of common stock from the former President of the Company for $50,000.

c)	On February 22, 2013, the Company purchased 275,000 shares of common stock from the former President of the Company for $25,000.

d)	On April 19, 2013, the Articles of Incorporation were amended to increase the number of authorized shares of common stock from 100,000,000 shares to 550,000,000 shares.

e)	On April 22, 2013, the Company issued 50,000,000 shares of common stock pursuant to the conversion of a $5,000 convertible promissory note (Note 6(a)).

f)	On April 23, 2013, the Company issued 450,000,000 shares of common stock pursuant to the conversion of a $45,000 convertible promissory note (Note 6(b)).

g)	On April 24, 2013, the Company issued 45,000,000 shares of common stock pursuant to the conversion of 2,250,000 shares of Series A convertible preferred stock.

h)	On April 26, 2013, the Company issued 90,000,000 shares of common stock pursuant to a Stock Exchange Agreement with Pan Asia Infratech Corp. (Note 3)

i)	On April 29, 2013, the Company entered into a Share Exchange Agreement with a shareholder in which it agreed to exchange 180,000,000 shares of common stock for 1,800,000 shares of Series C convertible preferred stock.

j)	On April 30, 2013, the Company purchased 1,100,000 shares of common stock from the former President of the Company for $41,092.

There was no common stock transactions during the year ended September 30, 2012.

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2013

9.	Commitment

The Company rents offices for $500 per quarter pursuant to a lease agreement dated February 22, 2013. The lease is for one year and automatically extends for the same period as the initial term upon the same conditions contained in the lease agreement, unless either party notifies the other at least 30 days prior to the expiration date.

10.	Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:.

	September 30, 2013	September 30, 2012

Income tax benefit computed at the statutory rate	$64,465	$6,551
Change in valuation allowance	(64,465)	(6,551)

Provision for income taxes	$–	$–

Significant components of the Company’s deferred tax assets and liabilities as at September 30, 2013 and 2012 after applying enacted corporate income tax rates, are as follows:

	September 30, 2013	September 30, 2012

Deferred income tax assets
Net operating losses	$80,556	$16,091
Valuation allowance	(80,556)	(16,091)

Net deferred income tax assets	$–	$–

The Company has net operating loss carryforwards of approximately $230,000 which expire commencing in 2031.

11.	Subsequent Events

a)	On October 1, 2013, the Company issued a promissory note to Anatom for the principal amount of $5,500 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

b)	On October 2, 2013, the Company issued a promissory note to Anatom for the principal amount of $75,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

c)	On October 11, 2013, the Company entered into a lease agreement pursuant which the Company agreed to lease a five-acre parcel of land located at Village Mahal Khurd, District SBS Nagar, Punjab, India for an initial term of 10 years, commencing on October 15, 2013, until October 14, 2023, for the sole permitted purpose of building and operating a greenhouse growing facility. The rent under the lease agreement is 10% of the net profits of the facility, payable within 90 days of the end of each fiscal year, and $7,000 per year payable as:

•	A prepayment of $50,000 in shares of Series D convertible preferred stock of the Company; and

•	$2,000 per year, payable in cash in two equal semi-annual payments.

Pursuant to the lease agreement, the shares of Series D convertible preferred stock of the Company and the initial $2,000 are due and payable upon execution of the agreement. On October 16, 2013, the Company issued 50,000 shares of Series D convertible preferred stock as prepayment of rent due under the lease agreement. The lease is renewable by mutual written consent for an additional term of 5 years based upon a fixed annual rent of $25,000, payable semi-annually, and 20% of net profits of the facility.

d)	On October 16, 2013, the Company issued a promissory note to Anatom for the principal amount of $13,500 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2013

e)	On October 16, 2013, the Company filed a Certificate of Designation with the Nevada Secretary of State for the purposes of establishing a series of Preferred Stock, designated as the Company’s “Series D Convertible Preferred Stock,” from the Company’s shares of authorized “blank check” Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”). The Certificate of Designation was effective upon filing. The Company issued an aggregate of 50,000 shares of Series D Preferred Stock to Bakhshish Gurm (the “Landlord”) pursuant a lease agreement, dated October 11, 2013, between Pan Asia and the Landlord for a certain five-acre parcel of land located at Village Mahal Khurd, District SBS Nagar, Punjab, India for an initial term of ten years, commencing on October 15, 2013 until October 14, 2023, for the sole permitted purpose of building and operating a greenhouse growing facility (the “Facility”).

f)	On October 18, 2013, the Company amended the Certificate of Designations for the Company’s Series C preferred stock in which the Company removed the provision prohibiting the issuance of additional shares of Series C preferred stock and decreased the liquidation value from $1.00 per share to $0.0001 per share.

g)	On October 18, 2013, the Company issued 3,000,000 shares of Series C convertible preferred stock pursuant to the conversion of 300,000,000 shares of common stock.

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2013

11.	Subsequent Events (continued)

h)	On October 28, 2013, the Company entered into a Stock Purchase Agreement with Regency Yamuna Energy Limited (“Regency”), a privately held corporation formed in India, pursuant to which the Company agreed to purchase a 100% ownership in Regency in exchange for an aggregate of 387,500,000 Indian Rupees (“Rs.”) (approximately $6,352,459 USD).

•	Upon the First Closing, the Company will purchase 2,758,621 shares of Regency in consideration for Rs. 40,000,000 (approximately $655,738 USD) no later than the 5th business day after the debenture issue date (Note 11(e)).

•	Upon the Second Closing, the Company will purchase 6,896,552 shares of Regency in consideration for an aggregate of Rs. 100,000,000 (approximately $1,639,344 USD) and 1,230,542 shares of Regency in consideration for shares of Preferred Stock of Pan Global having a stated face value of Rs. 17,842,861 (approximately $292,506 USD).

•	Upon the Third Closing, the Company will have a registration statement on Form S-1 filed with the United States Securities and Exchange Commission (“SEC”) within 90 days after the commercial operation date of the hydro project being completed by Regency. In addition, the Company agreed to purchase 15,195,468 of the remaining outstanding shares of Regency in exchange for an aggregate of Rs. 247,500,000 (approximately $4,057,377 USD) within 30 days after the SEC declares the Company’s registration statement to be effective.

i)	On October 28, 2013, the Company purchased a debenture of Rs. 4,200,000 (approximately $68,852 USD) from Regency, which bears interest at a rate of 15% per annum and matures on October 18, 2014. The debenture is convertible into shares of Regency at the rate of Rs. 14.50 (approximately $0.24 USD) per share.

j)	On October 28, 2013, the Company issued a promissory note to Anatom for the principal amount of $30,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

k)	On November 4, 2013, the Company entered into a Loan Agreement pursuant to which the lender agreed to purchase one or more promissory notes up to a maximum of $1,000,000 bearing interest at a rate of 8% per annum and maturing on the first anniversary of the date of issuance.

l)	On November 7, 2013, Company issued a promissory note to Brookstone Partners, LLC for the principal amount of $100,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

m)	On November 15, 2013, the Company issued a promissory note to Anatom for the principal amount of $200,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

n)	On November 18, 2013, the Company issued a promissory note to a third party for the principal amount of $100,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

o)	On November 28, 2013, the Company issued a promissory note to Anatom for the principal amount of $193,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

p)	On December 2, 2013, the Company consummated the First Tranche of the First Closing under the Stock Purchase Agreement with Regency dated October 28, 2013. Accordingly, the Company purchased 331,034 shares of Regency in consideration for Rs. 4,799,993 (approximately $77,022 USD). In addition, the Company also converted the outstanding Rs. 4,200,012 convertible debenture, which was previously purchased on October 28, 2013, into 289,656 shares of Regency.

q)	On December 24, 2013, the Company consummated the Second Tranche of the First Closing (the “Second Tranche Closing”). At the Second Tranche Closing, the Company purchased an aggregate of 620,690 RYEL Common Shares from RYEL in consideration for Rs. 9,000,005 (equivalent to approximately $145,575 USD based on the exchange rate of 1 INR = $0.016175 USD on the closing date of the Second Tranche Closing).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective as of closing date of the Share Exchange on April 26, 2013, the Company dismissed W. T. Uniack & Co., CPA’s P.C. (“Uniack”) as its independent registered public accounting firm. Uniack had previously been engaged as the principal accountant to audit Savvy’s financial statements and to review its interim financial statements. The reason for the dismissal of Uniack is that, upon the consummation of the Share Exchange, Savvy’s primary business became the business conducted by Pan Asia. It was more practical that Pan Asia’s independent auditors be engaged, going forward.

Each of Uniack’s reports on Savvy’s audited financial statements for the past two fiscal years ended September 30, 2011 and 2012 contained an adverse opinion or disclaimer of opinion and was qualified or modified as to uncertainty, audit scope or accounting principles. Each report expressed Uniack’s doubt as to the ability of Savvy to continue as a going concern due to the development stage and financial condition of Savvy.

The decision to change the Company’s independent registered public accounting firm was approved by the Company’s board of directors on April 25, 2013.

During Savvy’s two most recent fiscal years and any subsequent interim period preceding such Savvy’s dismissal of Uniack, there were no disagreements between Savvy and Uniack on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Uniack, would have caused it to make reference to the matter in connection with Uniack’s reports.

On April 26, 2013, the Company engaged GBH CPAs, PC (“GBH”) as the Company’s new, independent registered public accounting firm. The appointment of GBH was approved by the Company’s board of directors on April 26, 2013. During our two most recent fiscal years and the subsequent interim periods through April 26, 2013, the Company did not consult GBH regarding either: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

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

Based upon that evaluation, our management has concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective.

Internal Control over Financial Reporting

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

Our Principal Executive Officer and Principal Financial and Accounting Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of September 30, 2013 due to control deficiencies that constituted material weaknesses.

Our Principal Executive Officer/Principal Financial and Accounting Officer concluded that our internal control over financial reporting had the following material weaknesses:

●	We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our 2013 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

●	The Company lacks sufficient resources to perform the internal audit function and the Company’s Board of Directors does not have a standing Audit Committee;

●	We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert for the Company. The Board of Directors is comprised of one (1) member of management. As a result, there may be lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by the Company; and

●	Documentation of all proper accounting procedures is not yet complete.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect these controls.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

On February 12, 2013, the former sole officer and director resigned, effective immediately. Her resignation from Savvy was not due to or a result of any disagreements with the Company.

On February 12, 2013, the Board of Directors Savvy appointed Mr. Bharat Vasandani as a member and Chairman of the Board of Directors of Savvy until the next annual meeting of stockholders or until his successor is duly elected and qualified. The Board also appointed Mr. Vasandani to serve as the President, Chief Executive Officer, Secretary and Treasurer of the Company.

The members of the Board of Directors of the Company hold office for a period of one year or until his/her successor is elected and qualified. The officers of the Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office. A summary of the Company’s directors and executive officers, their ages, positions held, are as follows:

Name:	Age:	Title:	Director Since:
Bharat Vasandani	35	President, Chief Executive Officer, Secretary, Treasurer and Chairman of the Board (Principal Executive Officer) (Principal Financial and Accounting Officer)	February 12, 2013

Business Experience

Bharat Vasandani has been serving as our President, Chairman, Chief Executive Officer and Chief Financial Officer since February 12, 2013. Mr. Vasandani has focused his career on India’s renewable energy and green building sectors. Mr. Vasandani began his career at an Indian plastic manufacturing company, called Jyotika Industries from October 2001 to September 2003. In November 2005, he joined D’Essence Consulting based in Mumbai, India where he was part of a team that assisted private and public companies on business strategy and turnarounds. From November 2006 to April 2009, he served a similar role with TresVista Financial Services in Mumbai, India, providing strategic and operation advice to both Indian and international companies on valuation, equity investments and M&A.

Since 2009, Mr. Vasandani has been specializing in the renewable energy sector, advising domestic and international firms on business development opportunities and market entry. He was a co-founder of Venus Finvest Services in September, 2009, which focused on advisory services in the renewable energy sector. At Venus, Mr. Vasandani assisted foreign EPC and development firms find Indian partners, as well as helping to establish relationships in the reverse direction. He is a frequent speaker at solar industry conferences across India.

In September 2011, Mr. Vasandani joined OmniMedia Group, Spain, as Head of Strategy and Editorial, with a mandate to revive the power media brand Energetica India and introduce EcoConstruction brand in the Indian market.

The Company believes that Mr. Vasandani’s contacts and expertise in India’s renewable energy and green building sectors as well as his experience in business strategy and turnarounds as disclosed above renders Mr. Vasandani suitable to serve as a member of the Company’s board of directors in light of the Company’s business and structure.

Mr. Vasandani obtained his Bachelor of Engineering, Biomedical, from the University of Mumbai in 2001. In 2005, he completed his Masters, International Business at ESC-Grenoble, France.

Involvement in Certain Legal Proceedings

None of our current executive officers, directors or named consultants has, during the past ten years:

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

Family Relationships

None

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who own more than 10% of a company’s Common Stock that is registered under Section 12 of the Exchange Act, to file reports on Forms 3, 4 and 5 regarding their ownership of, and transactions in, such company’s securities with the Securities and Exchange Commission and to provide the company with copies of those filings. Our Common Stock, however, is not currently registered under Section 12 of the Exchange Act and we are considered a Section 15(d) filer. We intend to file a registration statement on Form 8-A with the Securities and Exchange Commission which will cause us to become a fully reporting company with the Securities and Exchange Commission under the Exchange Act.

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

Code of Ethics

The Company has adopted a Code of Ethics and a Code of Business Conduct.

Item 11. Executive Compensation.

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Bharat Vasandani(1)	2013	2,500	(2)	0	0	0	0	0	0	2,500	(2)
	2012	N/A		N/A	N/A	N/A	N/A	N/A	N/A	N/A

Virginia K. Sourlis (3)	2013	0		0	0	0	0	0	0	0
	2012	0		0	0	0	0	0	0	0

(1)	Mr. Vasandani has been serving as the President, Chief Executive Officer, Secretary and Treasurer of the Company since February 12, 2013.
(2)	Accrued compensation.
(3)	Ms. Sourlis served as the Company’s President and Chief Executive Officer from the Company’s inception on April 30, 2010 until her resignation on February 12, 2013.

Option Awards; Securities authorized for issuance under equity compensation plans.

The Company has never issued any stock options to officers, employees or otherwise, nor have we adopted an equity compensation plan.

Director Compensation

During the fiscal year ending September 30, 2013, no compensation was paid to any member of the Board of Directors for their service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the beneficial ownership of the Company’s voting securities as of the date of this Report by (i) each person known by the Company to be the owner of more than 5% of the outstanding of each class of the Company’s voting securities, (ii) each director, (iii) each named executive officer, and (iv) all directors and executive officers as a group. In general, “beneficial ownership” includes those securities that a stockholder has the power to vote or transfer, and stock options and other rights exercisable or within 60 days. Unless otherwise indicated, the address for each person is c/o Pan Global, Corp., 123 W. Nye Lane, Suite 455, Carson City, Nevada 89706.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class (1)
Bharat Vasandani (2)	30,000,000	19.3%
All Officers and Directors (1 person)	30,000,000	19.3%

Brookstone Partners, LLC (3)	80,100,000	51.6%
Edward Whitehouse (4)	4,455,000	9.9%

(1)	Based on 155,155,000 shares of Common Stock issued and outstanding as of the date of this Report.
(2)	Bharat Vasandani is the Chairman, Chief Executive Officer, President, Secretary and Treasurer of the Company.
(3)	Stella Lumawag is the Managing Member of Brookstone Partners, LLC and has voting and dispositive control over Brookstone Partners, LLC. The address for Brookstone Partners, LLC is Henville Building, Prince Charles Street, Charlestown, Nevis.
(4)	Consists 1,000 shares of Common Stock and 4,454,000 shares of Common Stock issuable upon the conversion of 222,700 shares of Series A Common Stock. Mr. Whitehouse holds and an aggregate of 2,250,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 20 shares of Common Stock of the Company; provided, however, that the holder is prohibited from converting such number of shares of Series A Preferred Stock that would result in the stockholder beneficially owning more than 9.9% of the Common Stock of the Company. The address for Mr. Whitehouse is 130 Maple Avenue, Suite 6D, Red Bank, NJ 07701.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party and Certain Transactions

The following describes all related party and certain transactions during the last fiscal year exceeding the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years:

●	On November 8, 2012, we sold 100 shares of Series B Preferred Stock to our former executive officer and director for an aggregate purchase price of $10. Brookstone Partners, LLC, an affiliate (“Brookstone”) purchased the Series B Preferred Stock from our former executive officer and director on February 22, 2013.

●	On November 9, 2012, the Company redeemed 2,700,000 shares of the Company’s Common Stock held by the Virginia K. Sourlis, the Company’s former executive officer and director, for $189,000.

●	On February 12, 2013, the Company redeemed 825,000 shares of the Company’s Common Stock held by Ms. Sourlis for $50,000.

●	On February 22, 2013, the Company redeemed 275,000 shares of the Company’s Common Stock held by Ms. Sourlis for $25,000.

●	On April 12, 2013, the Company issued a promissory note to Brookstone for the principal amount of $5,000 bearing interest at the rate of 0% per annum and maturing on May 12, 2013. On April 23, 2013, Brookstone converted the promissory note into 50,000,000 shares of Common Stock of the Company.

●	On April 23, 2013, the Company issued a promissory note to Brookstone for the principal amount of $45,000 bearing interest at the rate of 0% per annum and maturing on May 23, 2013. On April 23, 2013, Brookstone converted the promissory note into 450,000,000 shares of Common Stock of the Company.

●	On April 30, 2013, the Company redeemed an aggregate of 1,100,000 shares of Common Stock of the Company held by the Company’s former sole executive officer and director, for $41,092.

●	On June 3, 2013, the Company issued a promissory note to Brookstone for the principal amount of $25,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

Other than disclosed above or elsewhere in this Report, there have been no related-party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404(d) of Regulation S-K.

Director Independence

Our determination of independence of our directors is made using the definition of “independent director” contained under Rule 5065(a)(2) of the NASDAQ Marketplace Rules, even though such definitions do not currently apply to us because we are not listed on NASDAQ. None of the members of our Board of Directors qualify as independent pursuant to this Rule.

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

Item 14. Principal Accountant Fees and Services.

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2013		$15,100	GBH CPAs, PC
		$0	W.T. Uniack & Co. CPA’s P.C.

2012	$	N/A	GBH CPAs, PC
		$3,000	W.T. Uniack & Co. CPA’s P.C.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013		$0	GBH CPAs, PC
		$3,325	W.T. Uniack & Co. CPA’s P.C.

2012	$	N/A	GBH CPAs, PC
		$3,000	W.T. Uniack & Co. CPA’s P.C.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2013		$0	GBH CPAs, PC
		$0	W.T. Uniack & Co. CPA’s P.C.

2012	$	N/A	GBH CPAs, PC
		$0	W.T. Uniack & Co. CPA’s P.C

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013		$0	GBH CPAs, PC
		$0	W.T. Uniack & Co. CPA’s P.C.

2012	$	N/A	GBH CPAs, PC
		$0	W.T. Uniack & Co. CPA’s P.C

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Index to Exhibits

Exhibit No.	Description:	Incorporated by Reference:
		Filing:	SEC Filing Date:
2.1	Stock Exchange Agreement, dated April 25, 2013, between Savvy Business Support, Inc. and Pan Asia Infratech Corp.	Form 8-K	May 1, 2013
3.1	Articles of Incorporation of Savvy Business Support, Inc.	Registration Statement on Form S-1 (File No.: 333-167130)	May 27, 2010
3.2	Bylaws	Registration Statement on Form S-1 (File No.: 333-167130)	May 27, 2010
3.3	Series A Convertible Preferred Stock Certificate of Designations, effective September 24, 2012	Registration Statement on Form S-1 (File No.: 333-184110)	September 26, 2012
3.4	Series B Non-Convertible Preferred Stock Certificate of Designations, effective November 8, 2012	Form 8-K/A	December 19, 2012
3.5	Certificate of Amendment, effective April 26, 2013	Form 8-K	May 1, 2013
3.6	Series C Convertible Preferred Stock Certificate of Designations, effective April 29, 2013	Form 8-K	May 1, 2013
3.7	Articles of Incorporation of Pan Asia Infratech Corp., effective July 13, 2012	Form 8-K	October 17, 2013
3.8	Series D Convertible Preferred Stock Certificate of Designations, filed on October 16, 2013	Form 8-K	October 17, 2013
3.9	Amended and Restated Series C Preferred Stock Certificate of Designation, effective October 18, 2013	Form 8-K	October 18, 2013
10.1	Promissory Note, dated November 8, 2012 made by Savvy Business Support, Inc. f/b/o Anatom Associates SA	Form 10-K for the fiscal year ended September 30, 2012	December 4, 2012
10.2	Stock Redemption Agreement, dated November 9, 2012, between Savvy Business Support, Inc. and Virginia K. Sourlis	Form 10-K for the fiscal year ended September 30, 2012	December 4, 2012
10.3	$50,000 8% Promissory Note, dated February 12, 2013, made by Savvy Business Support, Inc. f/b/o Anatom Associates SA	Form 10-Q for the fiscal quarter ended December 31, 2012	February 13, 2013
10.4	Series B Stock Purchase Agreement, dated February 22, 2013, between Brookstone Partners LLC and Virginia K. Sourlis	Form 8-K	February 25, 2013
10.5	Share Exchange Agreement, dated April 29, 2013, by and between Pan Global, Corp. and Brookstone Partners, LLC	Form 8-K	February 25, 2013
10.6	$25,000 8% Promissory Note, dated February 22, 2013, made by Savvy Business Support, Inc. f/b/o Anatom Associates SA	Form 10-Q for the fiscal quarter ended March 31, 2013	May 15, 2013

Exhibit No.	Description:	Incorporated by Reference:
		Filing:	SEC Filing Date:
10.7	$50,000 8% Promissory Note, dated April 30, 2013, made by Pan Global, Corp. f/b/o Anatom Associates SA	Form 8-K	May 1, 2013
10.8	Consulting Agreement, dated July 2, 2013, between Pan Asia Infratech Corp. and Dr. Amanjit Singh Josan	Form 8-K/A	July 15, 2013
10.9	Lease Agreement, dated October 11, 2013, by and between Bakhshish Gurm, as the landlord, and Pan Asia Infratech Corp.	Form 8-K	October 17, 2013
10.10	Share Exchange Agreement, dated October 18, 2013, by and between Pan Global, Corp. and Brookstone Partners, LLC	Form 8-K	October 17, 2013
10.11	Share Exchange Agreement, dated October 18, 2013, by and between Pan Global, Corp. and Brookstone Partners, LLC	Form 8-K	October 18, 2013
10.12	15% Convertible Debenture of Regency Yamuna Energy Limited f/b/o Pan Asia Infratech Corp.	Form 8-K	October 29, 2013
10.13	Escrow Agreement, dated October 28, 2013, by and among Regency Yamuna Energy Limited, Mr. Arun Sharma, the Selling Stockholders, Pan Asia Infratech Corp. and Philip Magri, Esq.	Form 8-K	October 29, 2013
10.14	Stock Purchase Agreement, dated October 28, 2013, by and among Regency Yamuna Energy Limited, Mr. Arun Sharma, Selling Stockholders and Pan Asia Infratech Corp.	Form 8-K	October 29, 2013
10.15	Stockholders’ Agreement, dated October 28, 2013, by and among Regency Yamuna Energy Limited, Mr. Arun Sharma, Selling Stockholders and Pan Asia Infratech Corp.	Form 8-K	October 29, 2013
10.16	Loan Agreement, dated November 4, 2013, by and between Pan Global, Corp., as Borrower, and Anatom Associates, LLC	Form 8-K	November 4, 2013
14.1	Code of Business Conduct	Registration Statement on Form S-1/A (File No.: 333-167130)	July 16, 2010
14.2	Code of Ethics	Registration Statement on Form S-1/A (File No.: 333-167130)	July 16, 2010
16.1	Letter, dated March 9, 2011, from Conner & Associates, PC	Form 8-K	March 9, 2011
16.2	Letter, dated October 25, 2011, from Berman & Company, PA	Form 8-K	October 25, 2011
16.3	Letter, dated April 26, 2013, from W. T. Uniack & Co., CPA’s P.C.	Form 8-K	May 2, 2012
21.1*	List of Subsidiaries	--	--
31.1*	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended	--	--
32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	--	--
101.INS*	XBRL Instance Document	--	--
101.SCH*	XBRL Taxonomy Extension Schema	--	--
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	--	--
101.DEF*	XBRL Taxonomy Extension Definition Linkbase	--	--
101.LAB*	XBRL Taxonomy Extension Label Linkbase	--	--
101.PRE*	XBRL Taxonomy Presentation Linkbase	--	--

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 10, 2014	By:	/s/ BHARAT VASANDANI
	Name:	Bharat Vasandani
	Title:	President, Chief Executive Officer, Secretary and Treasurer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

Signature	Title	Date

/s/ BHARAT VASANDANI	President, Chief Executive Officer, Secretary , Treasurer and Chairman of the Board of Directors	January 10, 2014
Bharat Vasandani	(Principal Executive Officer)
Principal Financial Officer and Accounting Officer)

