Form 10-Q
period 2013-12-31
PAN GLOBAL, CORP.
filed 2014-02-19
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

OR

[  ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 333-167130

PAN GLOBAL, CORP.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-2473958
(State of Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

123 West Nye Lane, Suite 455
Carson City, NV	89706
(Address of Principal Executive Offices)	(Zip Code)

(888) 983-1623

(Registrant’s Telephone Number, Including Area Code)

With a copy to:

Philip Magri, Esq.

The Magri Law Firm, PLLC

2642 NE 9th Avenue

Fort Lauderdale, FL 33334

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 155,155,000 shares of Common Stock, par value $0.0001 per share, as of February 19, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

December 31, 2013

(Unaudited)

3

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	December 31, 2013	September 30, 2013

ASSETS

Current assets

Cash	$51,567	$7,186
Prepaid expenses	29,469	886
Note receivable	30,181	–

Total current assets	111,217	8,072

Prepaid expenses – Long-term portion	43,958	–
Investment in Regency Yamuna Energy Limited	292,200	–

Total assets	$447,375	$8,072

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	$86,070	$51,628
Notes payable	772,000	348,000
Notes payable – related party	125,000	25,000
Due to related party	3,440	4,252
Dividends payable	18,000	18,000

Total liabilities	1,004,510	446,880

Stockholders’ deficit

Preferred stock, 25,000,000 shares authorized, $0.0001 par value;

Series A Convertible Preferred stock: 10,000,000 shares authorized; 2,250,000 shares issued and outstanding	225	225

Series B Non-Convertible Preferred stock, 100 shares authorized; 100 shares issued and outstanding	–	–

Series C Convertible Preferred stock, 5,000,000 shares authorized; 4,800,000 and 1,800,000 shares issued and outstanding, respectively	480	180

Series D Convertible Preferred stock, 5,000,000 shares authorized; 50,000 and zero shares issued and outstanding, respectively	5	–

Common stock, 550,000,000 shares authorized, $0.0001 par value; 160,055,000 and 460,055,000 shares issued and 155,155,000 and 455,155,000 shares outstanding, respectively	16,006	46,006

Additional paid-in capital	129,727	50,032

Deficit accumulated during the development stage	(398,486)	(230,159)

Treasury stock, at cost, 4,900,000 shares	(305,092)	(305,092)

Total stockholders’ deficit	(557,135)	(438,808)

Total liabilities and stockholders’ deficit	$447,375	$8,072

See accompanying notes to the consolidated financial statements.

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the	For the	Period from
	Three Months	Three Months	April 30, 2010
	Ended	Ended	(Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013

Revenue	$–	$–	$15,000

Expenses
General and administrative	40,175	4,455	123,125
Management fees	–	–	1,045
Professional fees	113,005	–	204,166

Total expenses	153,180	4,455	328,336

Loss from operations	(153,180)	(4,455)	(313,336)

Other expenses
Interest expense	(15,147)	(2,359)	(85,150)

Total other expenses	(15,147)	(2,359)	(85,150)

Net loss	$(168,327)	$(6,814)	$(398,486)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	213,850,650	4,462,640

See accompanying notes to the consolidated financial statements.

Pan Global, Corp.

(formerly Savvy Business Support, Inc.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31, 2013	For the Three Months Ended December 31, 2012	Period from April 30, 2010 (Inception) to December 31, 2013

Cash flows from operating activities

Net loss	$(168,327)	$(6,814)	$(398,486)

Adjustments to reconcile net loss to net cash from operating activities:
Accretion of discount on convertible notes payable	–	–	50,000
Stock issued for rent	1,042	–	1,042
Stock issued for services	–	–	500

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	34,261	(2,196)	81,890
Prepaid expenses	(23,583)	–	(16,569)

Net cash used in operating activities	(156,607)	(9,010)	(281,623)

Cash flows from investing activities

Cash acquired upon acquisition of subsidiary	–	–	682
Investment in Regency Yamuna Energy Limited	(292,200)	–	(292,200)
Issuance of note receivable	(30,000)	–	(30,000)

Net cash used in investing activities	(322,200)	–	(321,518)

Cash flows from financing activities

Proceeds from (payments to) related party	(812)	4,550	2,340
Proceeds from notes payable	424,000	193,000	772,000
Proceeds from notes payable – related party	100,000	–	175,000
Proceeds from issuance of preferred stock	–	10	460
Proceeds from issuance of common stock	–	–	10,000
Payments for redemption of common stock	–	(189,000)	(305,092)

Net cash provided by financing activities	523,188	8,560	654,708

Increase (decrease) in cash	44,381	(450)	51,567

Cash - beginning of period	7,186	450	–

Cash - end of period	$51,567	$–	$51,567
Supplemental disclosures of cash flow information:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Non-cash investing and financing activities:
Common stock issued upon conversion of notes payable	$–	$–	$50,000
Debt discount in conjunction with convertible notes payable – related party	$–	$–	$50,000
Preferred stock issued for prepaid rent	$50,000	$–	$50,000
Preferred stock converted to common stock	$–	$–	$4,500
Common stock converted to preferred stock	$30,000	$–	$48,000

See accompanying notes to the consolidated financial statements.

Pan Global, Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013

(Unaudited)

1.	Nature of Operations

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

The accompanying consolidated financial statements of the Company should be read in conjunction with the financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of December 31, 2013, the Company has accumulated losses of $398,486 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The preparation of consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to recovery of note receivable, valuation of investment, valuation of shares issued for services, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Pan Global, Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013

(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)	Basic and Diluted Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and the if-converted method for convertible preferred stock. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months ended December 31, 2013, potentially issuable shares, including preferred stock convertible to 49,850,000 shares of the Company’s common stock, have been excluded from the calculation.

e)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Indian Rupees. The Company has, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

f)	Income Taxes

The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

g)	Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

h)	Investment

Our cost method investments consist of investments in privately held company and are recorded at cost. We assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions. We did not recognize an other-than-temporary impairment loss on our investments in FY 2014. When the Company can exert significant influence (but not control) over the investments in corporate entity, the Company will account for its interest in RYEL using the equity method. When the Company can exert significant control over the investment in corporate entity, the Company will account for its interest in RYEL in its consolidated financial statements.

i)	Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued for disclosure purposes.

j)	Recent Accounting Pronouncements

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

Pan Global, Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013

(Unaudited)

3.	Acquisition (continued)

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

4.	Investment in Regency Yamuna Energy Limited

On October 28, 2013, the Company entered into a Stock Purchase Agreement with Regency Yamuna Energy Limited (“RYEL”), a privately held corporation formed in India, pursuant to which the Company agreed to purchase a 100% ownership in RYEL in exchange for an aggregate of 387,500,000 Indian Rupees (“Rs.”) (approximately $6,277,500 USD).

●	Upon the First Closing, the Company will purchase an aggregate of 2,758,621 shares of RYEL in consideration for Rs. 40,000,000 (approximately $648,000 USD) no later than the 5th business day after the debenture issue date.

●	Upon the Second Closing, the Company will purchase an aggregate of 8,127,094 shares of RYEL in consideration for Rs. 100,000,000 (approximately $1,620,000 USD) and shares of preferred stock of the Company having a face value of Rs. 17,842,861(approximately $289,054 USD).

●	Upon the Third Closing, the Company will have a registration statement on Form S-1 filed with the United States Securities and Exchange Commission (“SEC”) within 90 days after the commercial operation date of the hydro project being completed by RYEL. In addition, the Company agreed to purchase an aggregate of 15,195,468 of the remaining outstanding shares of RYEL in exchange for Rs. 247,500,000 (approximately $4,009,500 USD) within 30 days after the SEC declares the Company’s registration statement to be effective.

On October 28, 2013, the Company purchased a debenture of Rs. 4,200,000 ($68,700 USD) from RYEL, which bears interest at a rate of 15% per annum and matures on October 18, 2014. The debenture is convertible into shares of RYEL at the rate of Rs. 14.50 ($0.24 USD) per share. On November 21, 2013, the Company converted the debenture into 289,656 shares of RYEL.

Pan Global, Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013

(Unaudited)

On December 2, 2013, the Company consummated the First Tranche of the First Closing under the Stock Purchase Agreement. Accordingly, the Company purchased 331,034 shares of RYEL in consideration for $77,000 (Rs. 4,799,993).

On December 24, 2013, the Company consummated the Second Tranche of the First Closing under the Stock Purchase Agreement. Accordingly, the Company purchased 620,690 shares of RYEL in consideration for $146,500 (Rs. 9,000,005).

At December 31, 2013, the Company has purchased and owned an aggregate of 1,241,380 shares of RYEL, representing approximately 6.51% of the outstanding common shares of RYEL. Refer to Note 10.

5.	Related Party Transactions

a)	At December 31, 2013, the Company was indebted to the President of the Company for $1,100 (September 30, 2013 - $3,600), for expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand. During the three months ended December 31, 2013, the Company incurred management fees of $2,500 (2012 - $nil) to the President of the Company.

b)	On June 3, 2013, the Company issued a $25,000 promissory note to a shareholder of the Company, bearing interest at the rate of 8% per annum and maturing on June 3, 2014. At December 31, 2013, the Company owed accrued interest of $1,808 (September 30, 2013 - $652) to the shareholder of the Company.

c)	On November 7, 2013, the Company issued a $100,000 promissory note to a shareholder of the Company, bearing interest at the rate of 8% per annum and maturing on November 7, 2014. At December 31, 2013, the Company owed accrued interest of $1,184 (September 30, 2013 - $nil) to the shareholder of the Company.

6.	Notes Payable

a)	On November 8, 2012, the Company issued a $193,000 promissory note which bears interest at 8% per annum and matured on April 8, 2013. Pursuant to a Memorandum of Understanding dated September 27, 2013, the maturity date was amended from April 8, 2013 to September 27, 2014.

b)	On February 12, 2013, the Company issued a $50,000 promissory note which bears interest at 8% per annum and matures on February 12, 2014. The maturity date was extended to February 12, 2015.

c)	On February 22, 2013, the Company issued a $25,000 promissory note which bears interest at 8% per annum and matures on February 22, 2014.

d)	On April 30, 2013, the Company issued a $50,000 promissory note which bears interest at 8% per annum and matures on April 30, 2014.

e)	On August 27, 2013, the Company issued a $10,000 promissory note which bears interest at 8% per annum and matures on August 27, 2014.

f)	On September 11, 2013, the Company issued a $20,000 promissory note which bears interest at 8% per annum and matures on September 11, 2014.

g)	On October 1, 2013, the Company issued a $5,500 promissory note which bears interest at 8% per annum and matures on October 1, 2014.

h)	On October 2, 2013, the Company issued a $75,000 promissory note which bears interest at 8% per annum and matures on October 2, 2014.

i)	On October 16, 2013, the Company issued a $13,500 promissory note which bears interest at 8% per annum and matures on October 16, 2014.

j)	On October 28, 2013, the Company issued a $30,000 promissory note which bears interest at 8% per annum and matures on October 28, 2014.

k)	On November 15, 2013, the Company issued a $200,000 promissory note which bears interest at 8% per annum and matures on November 15, 2014.

l)	On November 18, 2013, the Company issued a $100,000 promissory note which bears interest at 8% per annum and matures on November 18, 2014.

m)	At December 31, 2013, the Company recognized accrued interest of $31,562 (September 30, 2013 - $19,531), which is included in accounts payable and accrued liabilities.

Pan Global, Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013

(Unaudited)

7.	Preferred Stock

On April 19, 2013, the Articles of Incorporation were amended to increase the number of authorized shares of preferred stock from 10,000,000 shares to 25,000,000 shares.

Series C Convertible Preferred Stock

a)	On October 18, 2013, the Company amended the Certificate of Designation for the Company’s Series C preferred stock in which the Company removed the provision prohibiting the issuance of additional shares of Series C preferred stock and decreased the liquidation value from $1.00 per share to $0.0001 per share.

b)	On October 18, 2013, the Company entered into a share exchange agreement with Brookstone and issued 3,000,000 shares of Series C convertible preferred stock, of the Company on a 1 for 100 basis (i.e., 1 share of Series C Convertible Preferred Stock for every 100 shares of Common Stock) pursuant to the conversion of 300,000,000 shares of common stock.

Series D Convertible Preferred Stock

On October 16, 2013, the Company filed a Certificate of Designations with the Secretary of State of Nevada therein designating 5,000,000 shares of the Company’s authorized preferred stock as Series D Convertible Preferred Stock (“Series D Preferred Stock”). According to the Certificate of Designations, each holder of Series D Preferred Stock shall have the right, at such holder’s option, at any time or from time to time from and after the day immediately following the date the Series D Preferred Stock is first issued, to convert each share of Series D Preferred Stock into one (1) fully-paid and non-assessable share of common stock of the Company. The shares of the Series D Preferred Stock are redeemable at the Company’s option at $1.00 per share. Generally, the Series D Preferred Stock shall, with respect to rights on liquidation, winding up and dissolution, rank senior to (i) all classes of common stock and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the holder(s) of Series D Preferred Stock). Except as otherwise provided by the Nevada Revised Statutes, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of the Series D Preferred Stock then outstanding shall be entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, an amount equal to $1.00 per share. The Holders of shares of Series D Convertible Preferred Stock shall not be entitled to receive any dividends. The holders of the Series D Preferred Stock shall vote only on a share for share basis with the common stock.

On October 16, 2013, the Company issued 50,000 shares of Series D convertible preferred stock with a fair value of $50,000 as prepayment of rent due under the lease agreement (Note 9(b)).

8.	Common Stock

On October 18, 2013, the Company entered into a Share Exchange Agreement with a shareholder in which it exchanged 300,000,000 shares of common stock for 3,000,000 shares of Series C convertible preferred stock.

On November 9, 2012, the Company redeemed an aggregate of 2,700,000 shares of Common Stock of the Company held by Virginia K. Sourlis, former CEO, for $189,000.

9.	Commitments

a)	The Company rents offices for $500 per quarter pursuant to a lease agreement dated February 22, 2013. The lease is for one year and automatically extends for the same period as the initial term upon the same conditions contained in the lease agreement, unless either party notifies the other at least 30 days prior to the expiration date.

b)	On October 11, 2013, the Company entered into a lease agreement pursuant which the Company agreed to lease a five-acre parcel of land located at Village Mahal Khurd, District SBS Nagar, Punjab, India for an initial term of 10 years, commencing on October 15, 2013, until October 14, 2023, for the sole permitted purpose of building and operating a greenhouse growing facility. The rent under the lease agreement is 10% of the net profits of the facility, payable within 90 days of the end of each fiscal year, and $7,000 per year payable as:

•	A prepayment of $50,000 in shares of Series D convertible preferred stock of the Company; and

•	$2,000 per year, payable in cash in two equal semi-annual payments.

Pan Global, Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013

(Unaudited)

Pursuant to the lease agreement, the shares of Series D convertible preferred stock of the Company and the initial $2,000 are due and payable upon execution of the agreement. The lease is renewable by mutual written consent for an additional term of 5 years based upon a fixed annual rent of $25,000, payable semi-annually, and 20% of net profits of the facility.

On October 16, 2013, the Company paid $2,000 and issued 50,000 shares of Series D convertible preferred stock with a fair value of $50,000 as prepayment of rent due under the lease agreement. During the three months ended December 31, 2013, the Company recognized rent expense of $1,458.

c)	Pursuant to the Purchase Agreement with RYEL, the Company, through Pan Asia, has agreed to invest an aggregate of 387.5 million (387,500,000) Indian Rupees (“Rs.”), or approximately $6,352,459 USD, in RYEL through a series of staggered closings. As of January 27, 2014, the Company has fully consummated the initial financing and the three tranches of the first step of First Closing and has purchased an aggregate of 1,448,277 common shares of RYEL (representing approximately 7.51% of the outstanding equity of RYEL) in consideration for $339,743.

At the next closing under the Purchase Agreement, which is to occur no later than the tenth business days after the Company’s receipt of written confirmation that the transaction documents have been properly filed with the appropriate authorities in India and the unaudited financial statement of RYEL for the past two fiscal years prepared in U.S. GAAP, the Company has agreed to purchase an aggregate of 1,310,345 common shares from RYEL in consideration for Rs, 19,000,000 (approximately $304,000) The Company intends to finance the purchase price for this closing by drawing down on the Company’s Loan Agreement with Anatom or by borrowing funds from its majority stockholder, Brookstone Partners, LLC, or one or more other third parties.

Within fifteen (15th) business days after the date which the power generated by the Project is exported to the power grid (the “Commercial Operation Date”) and the delivery of required audited and interim financial statements of RYEL to the Company, the Company has agreed to purchase an aggregate of (i) 6,896,552 common shares from RYEL and the selling stockholders for an aggregate purchase price of Rs. 100,000,000 (approximately $1,666,667) and (iii) 1,230,542 common shares from the Promoter necessary to increase the Company’s equity ownership in RYEL to 51% in consideration for shares of Pan Global Preferred Stock with a stated face value of Rs. 17,842,861 (approximately $292,506). The Company intends to finance the purchase price for this closing by consummating a financing with one or more third party investors with whom it is currently in discussions.

The Company has agreed, within 90 days of the Commercial Operation Date of the Project, to consummate a third party financing and file a selling stockholder registration statement on Form S-1, or such other appropriate form (the “Registration Statement”), with the U.S. Securities and Exchange Commission (the “SEC”), to register the common stock sold to the third party in such financing. No later than 30 days after the SEC has declared the Registration Statement effective under the Securities Act, the Company has agreed to commence purchasing for an aggregate purchase price of Rs. 247,500,000 (subject to adjustment for currency fluctuations) (approximately $4,485,000), the remaining outstanding common shares of RYEL and certain indebtedness of Sharma, if not otherwise converted. The Company has agreed to fully consummate the Third Closing within 90 days, but has the option to extend such period for an additional 90 days.

The Company fully intends to and believes it can raise the funds to consummate the additional closings under the Purchase Agreement. However, if the Company is unable to raise the funds from its currently anticipated sources, the Company intends to explore and pursue other possible sources of funding through the issuance of debt or equity securities and the obtaining of a credit facility. Any future issuance of equity securities could cause dilution for our shareholders. Any incurrence of indebtedness will increase our debt service obligations and may cause us to be subject to restrictive operating and financial covenants. It is possible that financing may be available to us in amounts or on terms that are not favorable to the Company or not available at all. If the Company is unable to fund any additional closings under the Purchase Agreement, RYEL may terminate the Purchase Agreement and the Company will be unable to increase its equity ownership in RYEL.

Pan Global, Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013

(Unaudited)

10.	Subsequent Event

On January 27, 2014, the Company consummated the Third Tranche of the First Closing under the Stock Purchase Agreement with RYEL dated October 28, 2013. Accordingly, the Company purchased 206,897 shares of RYEL in consideration for Rs. 3,000,000 ($47,543 USD). Refer to Note 4.

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

General History

Pan Global, Corp. (“Pan Global” or the “Company”) was originally incorporated in the State of Nevada on April 30, 2010 as Savvy Business Support, Inc. (“Savvy”). Savvy had been a shell company since its inception. On February 12, 2013, the former sole officer and director of Savvy resigned and Mr. Bharat Vasandani was appointed as the President, Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors of the Company. On April 25, 2013, Savvy entered into a Stock Exchange Agreement (the “Exchange Agreement”) with Pan Asia Infratech Corp. a Nevada corporation incorporated in Nevada on July 13, 2012 (“Pan Asia”), pursuant to which the Pan Asia stockholders exchanged 100% of the outstanding capital stock of Pan Asia for an aggregate of 90,000,000 shares of Savvy’s Common Stock (the “Share Exchange”). As a result of the Share Exchange, Pan Asia became a wholly-owned subsidiary of Savvy and the business of Pan Asia became the business of the Company.

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

The Company has formulated a business model that management believes can help it grow and achieve scale over time. We have undertaken the necessary due diligence and prepared a business plan that we believe will enable us to compete in the market for environmentally sustainable energy and infratech solutions.

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

Business Model

Our business model is based on three prospective revenue streams: consulting fees; sales of equipment and technology in connection with energy efficiency projects; and revenue from operating projects such as power generation, agricultural operations and other infrastructure related projects. Our revenue from operating projects may be derived from projects in which we hold a majority equity position or where we hold an investment as a minority partner. Generally, we anticipate that our sales will be derived from business and commercial customers, as follows:

1.	Consulting Fees: We are in the process of building an energy efficiency audit and consulting team in India that will conduct energy audits for commercial and other business customers and advise them on how they can implement energy savings technologies to reduce their energy usage. The audit and consulting team may also manage project implementation, equipment procurement and provide installation services.

2.	Power generation projects: We are investigating opportunities to develop electric power generation projects from renewable energy sources such as solar, mini-hydro, geothermal and wind. While our main focus is on potential projects in India, it is not exclusively so. Within the Indian market there are available various government backed incentives programs, including those which provide direct tariff subsidies as well as market based tariff support through renewable energy credits that can be sold in established trading markets. We intend to pursue both types of opportunities and to assess the project viability on a case by case basis, and to invest in such projects both as owner-developers and/or as partners with other developers. Our investments may be made as equity level investments or as mezzanine funding. These projects earn revenue from the sale of power generated and sold to either government owned electricity companies or from the direct sale of power to private buyers. As discussed below, on October 28, 2013, we entered into a Stock Purchase Agreement with Regency Yamuna Energy Limited (“RYEL”) and the stockholders of RYEL to purchase 100% of the issued and outstanding capital stock and debt (if not previously converted) of RYEL. RYEL is currently commissioning the construction of a 5.7 MW small-hydro project in northern India (the “Project”). The Project is estimated to be 95% complete and commercial operation is expected to commence during the first quarter of 2014.

3.	Infrastructure: We are investigating opportunities to develop sustainable projects in the Indian infrastructure industry, including but not limited to, investments in agriculture, the building construction industry and water purification and treatment. We intend to pursue the development of agricultural growing operations using more modern technology and equipment than is currently in use in India. One of the areas we are focusing on is the establishment of greenhouse facilities for growing certain crops, which is a young but growing industry in India. We also intend to identify and pursue other infrastructure related opportunities including in the construction industry, where we seek to introduce sustainable building technologies to the Indian market, and water management technologies to improve water quality and usage efficiency. Some of these opportunities may overlap in one project, such as in the case of water management in the context of greenhouse growing operations. Since this business segment is broad, our revenue from it will be derived in varying ways:

a.	In the agricultural production component we intend to establish relationships with wholesalers to distribute our produce under a branded label that is characterized by a marketing strategy that establishes us as a grower of natural, organic and pesticide free environmentally sustainable premium produce. We may also sell product directly to large retail buyers.

b.	In the building construction, water management and other component of this segment we expect to generate license revenue and revenue from the sale of equipment and technology. We may also earn revenue, in the case of water management, from operating facilities or distribution of water. Our customers may include commercial businesses, government entities, as well as retail clients.

Industry Analysis

The market for environmentally sustainable products and services in alternative energy, infrastructure and similar areas, is highly competitive and broad. Although numerous established companies offer a variety of services to various different industry spaces in which we operate, the Company believes our business model should enable us to establish and maintain a niche but growing presence in areas such as project development for alternative energy facilities and energy efficiency consulting services; and, with respect to our infrastructure space strategy, we believe our business model should enable us to establish operations based on the early use of superior and more efficient technology that provides a more compelling value proposition to potential customers, compared to our competitors.

While we have numerous competitors in the alternative energy and energy efficiency consulting space, many of these are large competitors who primarily undertake large projects (50 MW or more), whereas we intend to initially focus on small and medium size projects, where larger, more established competitors have less presence. Part of our strategy to address competitive pressures is to target projects in early stage markets where there are fewer competitors, such as market-based solar PV projects with private counterparties or mini-hydro. We will still have to face smaller competitors, but we aim to more efficiently and effectively execute project funding, which is a key factor for closing and commissioning alternative energy projects that smaller firms often find difficult to surmount.

Within the sector of the infrastructure space in which we intend to compete there are many large and small competitors. We intend to compete by being early stage adopters of emerging technology and methods, which may be available for general use or proprietary under license to us. The Indian agricultural market is highly competitive, comprised of millions of small-holdings farmers, but we intend to use greenhouse and other technology to grow superior, more consistent product, artificial pesticide free and with more efficient water use. We believe there is a market for such agricultural product among India’s budding retail chain store market, international class hotels and similar establishments, which we believe are able absorb higher prices, compared to traditionally grown product. In other infrastructure areas, we intend to compete with the adoption of superior technology which management assesses gives the Company an advantage, such as by employing and selling technologies that reduce or re-use inputs and generally provide a more efficient solution to existing products or methods.

Quarter Events:

Lease Agreement

On October 11, 2013, the Company, through Pan Asia, entered into a lease agreement (the “Lease Agreement”) with an unrelated third party landlord pursuant to which Pan Asia has agreed to lease a certain five-acre parcel of land located in Punjab, India for an initial term of ten years, commencing on October 15, 2013 until October 14, 2023, for the sole permitted purpose of building and operating a greenhouse growing facility (the “Facility”).

The rent under the Lease Agreement is (i) $7,000 per year payable as follows: (x) a prepayment of $50,000 in shares of Series D Convertible Preferred Stock of the Company, amortized in equal annual $5,000 installments over the initial ten year term of the Lease Agreement and (y) $2,000 per year, payable in cash in two equal semi-annual payments; and (ii) 10% of the net profits of the Facility, calculated in accordance with U.S. GAAP (generally acceptable accounting principles), payable within 90 days of the end of each fiscal year. Pursuant to the Lease Agreement, the shares of Series D Convertible Preferred Stock and $2,000 for the first year were issued and paid, respectively upon the full execution of the Lease Agreement.

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

Pursuant to the terms and conditions of the Purchase Agreement, the Transaction is scheduled to be consummated in several staggered stages. The Company has consummated the following closings to date:

1.	On October 28, 2013, Pan Asia purchased a debenture from RYEL in the aggregate principal amount of Rs. 4.2 million (4,200,000) ($68,700 USD), bearing interest at the rate of 15% per year, maturing on the October 18, 2014 and convertible into Shares of RYEL at the rate of Rs. 14.50 per Share (the “Debenture”).

2.	On December 2, 2013, the Company consummated the First Tranche of the First Closing (the “First Tranche Closing”). At the First Tranche Closing, the Company purchased an aggregate of 331,034 Common Shares from RYEL in consideration for Rs. 4,799,993 ($77,000 USD). The Company also converted the outstanding Rs. 4,200,012 principal amount under the Debenture purchased by the Company on October 28, 2013, into an aggregate of 289,656 RYEL Common Shares.

3.	On December 24, 2013, the Company consummated the Second Tranche of the First Closing (the “Second Tranche Closing”). At the Second Tranche Closing, the Company purchased an aggregate of 620,690 RYEL Common Shares from RYEL in consideration for Rs. 9,000,005 ($146,500 USD).

4.	On January 27, 2014, the Company consummated the Third Tranche of the First Closing (the “Third Tranche Closing”). At the Third Tranche Closing, the Company purchased an aggregate of 206,897 RYEL Common Shares from RYEL in consideration for Rs. 3,000,000 (equivalent to approximately $47,543 USD based on the exchange rate on the Third Tranche Closing date).

As a result of the closings above, the Company has purchased and currently owns an aggregate of 1,448,277 Common Shares of RYEL, representing approximately 7.51% of the outstanding Common Shares of RYEL, in consideration for an aggregate purchase price of Rs. 21,000,010 (approximately $339,743 based on the applicable exchange rate on the respective closing dates).

Loan Agreement

On November 4, 2013, the Company entered into a loan agreement (the “Loan Agreement”) with Anatom Associates, S.A. (“Anatom”), pursuant to which Anatom has agreed to purchase, from time to time as requested by the Company, one or more promissory notes of the Company, bearing interest at the rate of 8% per year and maturing on the first year anniversary date of the date of issuance (the “Promissory Notes”). The maximum amount that the Company may borrow under the Loan Agreement is $1 million (the “Maximum Amount”) and amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. As of the date of the Loan Agreement, the Company has borrowed an aggregate of $118,500 of the Maximum Amount. The Company has also previously borrowed an aggregate of $353,500 from Anatom pursuant to a series of one-year Promissory Notes, as amended, bearing interest at the rate of 8% per annum, each of which is currently outstanding and not included in the Maximum Amount. The Promissory Notes are not convertible into stock of the Company. As of December 31, 2013, the Company indebtedness to Anatom, including principal and accrued payable interest, is $702,619, including $318,500 of the Maximum Amount under the Loan Agreement.

Pursuant to the terms and conditions of the Loan Agreement, the Company used a portion of the borrowed funds under the Loan Agreement to consummate the First Closing under the Company’s definitive Purchase Agreement, dated October 28, 2013, between Pan Asia, RYEL, Sharma and the Selling Stockholders. The remaining borrowed funds under the Loan Agreement have been used for general corporate purposes of the Company.

Plan of Operations

During the fiscal year ending September 2014, the Company intends to continue executing its projects under development, including the acquisition of RYEL according to the terms established under the Purchase Agreement and to complete a business plan for a hydroponic greenhouse vegetable growing operation and to build such a greenhouse facility. In addition, the Company plans to further develop its business plans for certain other of its lines of business.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, Pan Global had a negative current ratio and Company has incurred an accumulated deficit of $398,486 for the period from April 30, 2010 (inception) to December 31, 2013. Under the Purchase Agreement with RYEL, the Company has a commitment to invest approximately $6 million in RYEL, of which there can be no assurances. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. See “Liquidity and Capital Resources” for a discussion of the Company’s commitment under the Purchase Agreement with RYEL.

The following table provides selected financial data about our company for the period from the date of inception through December 31, 2013. For detailed financial information, see the financial statements included in this Report.

Balance Sheet Data:

Cash	$51,567
Total assets	$447,375
Total liabilities	$1,004,510
Total stockholders’ deficit	$557,135

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

Results of Operations

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012.

Revenues. We did not generate any revenues during the quarters ended December 31, 2013 and 2012.

Operating expenses. Our total operating expenses for the three months ended December 31, 2013 were $153,180 compared to $4,455 for the three months year ended December 31, 2012. The increase was primarily due to legal and professional fees paid related to Stock Purchase Agreement with RYEL.

General and Administrative (G&A) expenses. G&A expenses were $40,175 for the three months ended December 31, 2013 compared to $4,445 for the three months ended December 31, 2013. This increase was due to the Share Exchange on April 26, 2013. Prior to the Share Exchange, the Company (then known as Savvy Business Support, Inc.) had no operations.

Professional Fees. Professional fees were $113,005 for the three months ended December 31, 2013, compared to $0 for three months ended December 31, 2012. This increase was due increase in legal and accounting fees as well as the costs associated with the Company’s engineering, accounting and legal due diligence investigations of RYEL in connection with the Company’s Stock Purchase Agreement, dated October 28, 2013, with RYEL and the stockholder of RYEL.

Interest Expense. During the three months year ended December 31, 2013, we incurred $15,147 in interest expense, compared to $2,359 for the three months year ended December 31, 2012. The increase in interest expense was primarily due to the Company’s increased borrowings under the Loan Agreement with Anatom.

Net Loss. We had a net loss of $168,327 for the three months year ended December 31, 2013, compared to $6,814 for the three months year ended December 31, 2012. Net loss was comprised of general and administrative expenses which consisted of legal and professional fees and interest expense. The increase in the Net Loss was primarily due to expenses related to the Stock Purchase Agreement with RYEL.

Liquidity and Capital Resources

As of December 31, 2013, we had $51,567 in cash on hand and an accumulated deficit of $398,486. In their report for the fiscal year ended September 30, 2013, our auditors expressed that there is substantial doubt as to our ability to continue as a going concern.

To date, we have funded our Company by issuing promissory notes from time to time and on as-needed basis, most of which bear interest at a rate of 8% per annum, are fully-payable on first anniversary of the issuance date and may be pre-paid without consent or penalty. The notes are non-convertible unsecured and non-recourse.

On November 4, 2013, the Company entered into the Loan Agreement with Anatom pursuant to which Anatom has agreed to purchase, from time to time as requested by the Company, one or more promissory notes of the Company, bearing interest at the rate of 8% per year and maturing on the first year anniversary date of the date of issuance (the “Promissory Notes”). The maximum amount that the Company may borrow under the Loan Agreement is $1 million (the “Maximum Amount”) and amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. As of the date of the Loan Agreement, the Company has borrowed an aggregate of $118,500 of the Maximum Amount. The Company has also previously borrowed an aggregate of $353,500 from Anatom pursuant to a series of one-year Promissory Notes, as amended, bearing interest at the rate of 8% per annum, each of which is currently outstanding and not included in the Maximum Amount. The Promissory Notes are non-convertible. As of December 31, 2013, the Company indebtedness to Anatom, including principal and accrued payable interest, is $702,619 including $318,500 of the Maximum Amount under the Loan Agreement. Pursuant to the terms and conditions of the Loan Agreement, the Company used a portion of the borrowed funds under the Loan Agreement to consummate the First Closing under the Company’s definitive Purchase Agreement, dated October 28, 2013, between Pan Asia, RYEL, Sharma and the Selling Stockholders. The remaining borrowed funds under the Loan Agreement have been used be used for general corporate purposes of the Company. We believe that the Loan Agreement will be sufficient to meet our operating expenses for the next 12 months. However, if the Loan Agreement was not available or was in default, we would need additional cash resources in the future if we pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. To satisfy future cash requirements, we would expect to seek funding through the issuance of debt or equity securities and the obtaining of a credit facility. Any future issuance of equity securities could cause dilution for our shareholders. Any incurrence of indebtedness will increase our debt service obligations and may cause us to be subject to restrictive operating and financial covenants. It is possible that financing may be available to us in amounts or on terms that are not favorable to the Company or not available at all.

Pursuant to the Purchase Agreement with RYEL, the Company, through Pan Asia, has agreed to invest an aggregate of 387.5 million (387,500,000) Indian Rupees (“Rs.”), or approximately $6,352,459 USD, in RYEL through a series of staggered closings. As of January 27, 2014, the Company has fully consummated the initial financing and the three tranches of the first step of First Closing and has purchased an aggregate of 1,448,277 common shares of RYEL (representing approximately 7.51% of the outstanding equity of RYEL) in consideration for $339,743.

At the next closing under the Purchase Agreement, which is to occur no later than the tenth business day after the Company’s receipt of written confirmation that the transaction documents have been properly filed with the appropriate authorities in India and the unaudited financial statement of RYEL for the past two fiscal years prepared in accordance with U.S. GAAP, the Company has agreed to purchase an aggregate of 1,310,345 common shares from RYEL in consideration for Rs, 19,000,000 (approximately $304,000) The Company intends to finance the purchase price for this closing by drawing down on the Company’s Loan Agreement with Anatom or by borrowing funds from its majority stockholder, Brookstone Partners, LLC, or one or more other third parties.

Within fifteen (15) business days after the date which the power generated by the Project is exported to the power grid (the “Commercial Operation Date”) and the delivery of the required audited and interim financial statements of RYEL to the Company, the Company has agreed to purchase an aggregate of (i) 6,896,552 common shares from RYEL and the Selling Stockholders for an aggregate purchase price of Rs. 100,000,000 (approximately $1,666,667) and (iii) 1,230,542 common shares from Sharma necessary to increase the Company’s equity ownership in RYEL to 51% in consideration for shares of Pan Global Preferred Stock with a stated face value of Rs. 17,842,861 (approximately $292,506). The Company intends to finance the cash component of the purchase price for this closing by consummating a financing with one or more third party investors with whom it is currently in discussions.

The Company has agreed, within 90 days of the Commercial Operation Date of the Project, to consummate a third party financing and file a selling stockholder registration statement on Form S-1, or such other appropriate form (the “Registration Statement”), with the U.S. Securities and Exchange Commission (the “SEC”), to register the common stock sold to the third party investor(s) in such financing. No later than 30 days after the SEC has declared the Registration Statement effective under the Securities Act, the Company has agreed to commence purchasing for an aggregate purchase price of Rs. 247,500,000 (subject to adjustment for currency fluctuations) (approximately $4,485,000), the remaining outstanding common shares of RYEL and certain indebtedness of Sharma, if not otherwise converted. The Company has agreed to fully consummate the transactions within 90 days after commencement, but has the option to extend such period for an additional 90 days.

The Company fully intends to and believes it can raise the funds to consummate the additional closings under the Purchase Agreement. However, if the Company is unable to raise the required funds from its currently anticipated sources, the Company intends to explore and pursue other possible sources of funding through the issuance of debt or equity securities and the obtaining of a credit facility. Any future issuance of equity securities could cause dilution for our shareholders. Any incurrence of indebtedness will increase our debt service obligations and may cause us to be subject to restrictive operating and financial covenants. It is possible that financing may be available to us in amounts or on terms that are not favorable to the Company or not available at all. If the Company is unable to fund any additional closings under the Purchase Agreement, RYEL may terminate the Purchase Agreement and the Company will be unable to increase its equity ownership in RYEL.

Off-Balance Sheet Operations

The Company does not have any off-balance sheet transactions.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for financial information and in accordance with the Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period April 30, 2010 (date of inception) to December 31, 2013.

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

Based upon that evaluation, our management has concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

●	On October 1, 2013, the Company issued a promissory note to Anatom for the principal amount of $5,500 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

●	On October 2, 2013, the Company issued a promissory note to Anatom for the principal amount of $75,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

●	On October 16, 2013, the Company issued a promissory note to Anatom for the principal amount of $13,500 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

●	On October 16, 2013, the Company issued an aggregate of 50,000 shares of Series D Preferred Stock to the Landlord pursuant a lease agreement, dated October 11, 2013, for a five-acre parcel of land located at Punjab, India.

●	On October 18, 2013, the Company and Brookstone Partners, LLC entered into a Share Exchange Agreement pursuant to which Brookstone exchanged 300 million (300,000,000) shares of the Company’s Common Stock, par value $0.0001, for three million (3,000,000) shares of the Company’s Series C Preferred Stock. The Company issued the shares of Series C Preferred Stock to Brookstone under Section 3(a)(9) of the Securities Act of 1933, as amended, due to the fact that (i) the Company is the same issuer of the Common Stock and the Series C Preferred Stock, (ii) no additional consideration was given to Brookstone for the exchange, (iii) Brookstone was an existing security holder of the Company and (iv) the Company did not pay any commission or remuneration for the exchange. Stella Lumawag is the Managing Member of Brookstone and has voting and dispositive control of the shares held by Brookstone.

●	On October 28, 2013, the Company issued a promissory note to Anatom for the principal amount of $30,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

●	On November 7, 2013, Company issued a promissory note to Brookstone Partners, LLC for the principal amount of $100,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

●	On November 15, 2013, the Company issued a promissory note to Anatom for the principal amount of $200,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

●	On November 18, 2013, the Company issued a promissory note to an unaffiliated third party for the principal amount of $100,000 bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

Unless otherwise noted, the above securities qualified for exemption under Section 4(a)(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. The Company did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(a)(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for this transaction.

Item 3. Defaults Upon Senior Securities.

N/A

Item 5. Other Information.

Subsequent Event

On January 27, 2014, the Company consummated the Third Tranche of the First Closing (the “Third Tranche Closing”). At the Third Tranche Closing, the Company purchased an aggregate of 206,897 RYEL Common Shares from RYEL in consideration for Rs. 3,000,000 (equivalent to approximately $47,543 USD based on the exchange rate on the Third Tranche Closing date).

Item 6. Exhibits.

Index to Exhibits

Exhibit:	Description:

31.1	Certification of Principal Executive Officer/Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer/Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Furnished herewith. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 19, 2014	By:	/s/ BHARAT VASANDANI
	Name:	Bharat Vasandani
	Title:	President, Chairman, Chief Executive Officer and
Chief Financial Officer President, Chairman, Chief
Executive Officer and Chief Financial Officer
(Principal Executive Officer)
Principal Financial and Accounting Officer)

