Form 10-Q
period 2014-03-31
PAN GLOBAL, CORP.
filed 2014-05-15
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

www.SEClawyerFL.com

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

Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 155,155,000 shares of Common Stock, par value $0.0001 per share, as of May 15, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

3

Pan Global, Corp.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	September 30, 2013

ASSETS

Current assets

Cash	$4,515	$7,186
Prepaid expenses	12,575	886
Note receivable	61,280	–

Total current assets	78,370	8,072

Prepaid expenses – Long-term portion	42,708	–
Investment in Regency Yamuna Energy Limited	340,900	–

Total assets	$461,978	$8,072

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	$76,689	$51,628
Notes payable	898,500	348,000
Notes payable – related party	125,000	25,000
Due to related party	7,905	4,252
Dividends payable	18,000	18,000

Total liabilities	1,126,094	446,880

Stockholders’ deficit

Preferred stock, 25,000,000 shares authorized, $0.0001 par value:

Series A Convertible Preferred stock: 10,000,000 shares authorized; 2,250,000 shares issued and outstanding	225	225

Series B Non-Convertible Preferred stock, 100 shares authorized; 100 shares issued and outstanding	–	–

Series C Convertible Preferred stock, 5,000,000 shares authorized; 4,800,000 and 1,800,000 shares issued and outstanding, respectively	480	180

Series D Convertible Preferred stock, 5,000,000 shares authorized; 50,000 and zero shares issued and outstanding, respectively	5	–

Common stock, 550,000,000 shares authorized, $0.0001 par value; 160,055,000 and 460,055,000 shares issued and 155,155,000 and 455,155,000 shares outstanding, respectively	16,006	46,006

Additional paid-in capital	129,727	50,032

Deficit accumulated during the development stage	(505,467)	(230,159)

Treasury stock, at cost, 4,900,000 shares	(305,092)	(305,092)

Total stockholders’ deficit	(664,116)	(438,808)

Total liabilities and stockholders’ deficit	$461,978	$8,072

See accompanying notes to the consolidated financial statements.

Pan Global, Corp.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the	For the	For the	For the	Period from
	Three Months	Three Months	Six Months	Six Months	April 30, 2010
	Ended	Ended	Ended	Ended	(Inception) to
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014

Revenue	$–	$–	$–	$–	$15,000

Expenses
General and administrative	20,284	1,149	60,459	5,603	144,454
Professional fees	68,341	–	181,346	–	272,507

Total expenses	88,625	1,149	241,805	5,603	416,961

Loss from operations	(88,625)	(1,149)	(241,805)	(5,603)	(401,961)

Other expenses
Interest income	1,280	-	1,280	-	1,280
Interest expense	(19,636)	(4,588)	(34,783)	(6,947)	(104,786)

Total other expenses	(18,356)	(4,588)	(33,503)	(6,947)	(103,506)

Net loss	$(106,981)	$(5,737)	$(275,308)	$(12,550)	$(505,467)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	155,155,000	1,798,889	184,825,330	2,658,571

See accompanying notes to the consolidated financial statements.

Pan Global, Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31, 2014	For the Six Months Ended March 31, 2013	Period from April 30, 2010 (Inception) to March 31, 2014

Cash flows from operating activities

Net loss	$(275,308)	$(12,550)	$(505,467)

Adjustments to reconcile net loss to net cash from operating activities:
Accretion of discount on convertible notes payable	–	–	50,000
Stock issued for lease	2,292	–	2,292
Stock issued for services	–	–	500

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	25,061	(1,194)	72,690
Accrued interest on note receivable	(1,280)	–	(1,280)
Prepaid expenses	(6,689)	–	325

Net cash used in operating activities	(255,924)	(13,744)	(380,940)

Cash flows from investing activities

Cash acquired upon acquisition of subsidiary	–	–	682
Investment in Regency Yamuna Energy Limited	(340,900)	–	(340,900)
Issuance of note receivable	(60,000)	–	(60,000)

Net cash used in investing activities	(400,900)	–	(400,218)

Cash flows from financing activities

Due to related party	3,653	9,284	6,805
Proceeds from notes payable	564,000	268,000	912,000
Proceeds from notes payable – related party	100,000	–	175,000
Proceeds from issuance of preferred stock	–	10	460
Proceeds from issuance of common stock	–	–	10,000
Payments for redemption of common stock	–	(264,000)	(305,092)
Repayments of notes payable	(13,500)	–	(13,500)

Net cash provided by financing activities	654,153	13,294	785,673

(Decrease) increase in cash	(2,671)	(450)	4,515

Cash - beginning of period	7,186	450	–

Cash - end of period	$4,515	$–	$4,515
Supplemental disclosures of cash flow information:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–
Non-cash investing and financing activities:
Common stock issued upon conversion of notes payable	$–	$–	$50,000
Debt discount in conjunction with convertible notes payable – related party	$–	$–	$50,000
Preferred stock issued for prepaid rent	$50,000	$–	$50,000
Preferred stock converted to common stock	$–	$–	$4,500
Common stock converted to preferred stock	$30,000	$–	$48,000

See accompanying notes to the consolidated financial statements.

Pan Global, Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

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

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of March 31, 2014, the Company has no recurring source of revenue and has accumulated losses of $505,467 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

March 31, 2014

(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)	Basic and Diluted Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and the if-converted method for convertible preferred stock. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the six months ended March 31, 2014, potentially issuable shares, including preferred stock convertible to 49,850,000 shares of the Company’s common stock, have been excluded from the calculation.

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

Our cost method investments consist of investments in privately held company and are recorded at cost. We assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions. We did not recognize an other-than-temporary impairment loss on our investments during the six months ended March 31, 2014. When the Company can exert significant influence (but not control) over the investments in corporate entity, the Company will account for its interest in RYEL using the equity method. When the Company can exert significant control over the investment in corporate entity, the Company will account for its interest in RYEL in its consolidated financial statements.

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

March 31, 2014

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

4.	Investment in Regency Yamuna Energy Limited

On October 28, 2013, the Company entered into a Stock Purchase Agreement with Regency Yamuna Energy Limited (“RYEL”), a privately held corporation formed in India, pursuant to which the Company agreed to purchase a 100% ownership in RYEL in exchange for an aggregate of 387,500,000 Indian Rupees (“Rs.”) ($6,352,459).

●	Upon the First Closing, the Company will purchase an aggregate of 2,758,621 shares of RYEL in consideration for Rs. 40,000,000 (approximately $648,000 USD) no later than the 5th business day after the debenture issue date.

●	Upon the Second Closing, the Company will purchase an aggregate of 8,127,094 shares of RYEL in consideration for Rs. 100,000,000 (approximately $1,620,000 USD) and shares of preferred stock of the Company having a face value of Rs. 17,842,861(approximately $289,054 USD).

●	Upon the Third Closing, the Company will have a registration statement on Form S-1 file with the United States Securities and Exchange Commission (“SEC”) within 90 days after the commercial operation date of the hydro project being completed by RYEL. In addition, the Company agreed to purchase an aggregate of 15,195,468 of the remaining outstanding shares of RYEL in exchange for Rs. 247,500,000 (approximately $4,009,500 USD) within 30 days after the SEC declares the Company’s registration statement to be effective.

On October 28, 2013, the Company purchased a debenture of Rs. 4,200,000 ($68,700 USD) from RYEL, which bears interest at a rate of 15% per annum and matures on October 18, 2014. The debenture is convertible into shares of RYEL at the rate of Rs. 14.50 ($0.24 USD) per share. On November 21, 2013, the Company converted the debenture into 289,656 shares of RYEL.

On December 2, 2013, the Company consummated the First Tranche of the First Closing under the Stock Purchase Agreement. Accordingly, the Company purchased 331,034 shares of RYEL for consideration of $77,000 (Rs. 4,799,993).

On December 24, 2013, the Company consummated the Second Tranche of the First Closing under the Stock Purchase Agreement. Accordingly, the Company purchased 620,690 shares of RYEL for consideration of $146,500 (Rs. 9,000,005).

Pan Global, Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Unaudited)

4.	Investment in Regency Yamuna Energy Limited (continued)

On January 27, 2014, the Company consummated the Third Tranche of the First Closing under the Stock Purchase Agreement. Accordingly, the Company purchased 206,897 shares of RYEL for consideration of $48,700 (Rs. 3,000,000).

At March 31, 2014, the Company has purchased and owns an aggregate of 1,448,277 shares of RYEL, representing approximately 7.51% of the outstanding common shares of RYEL. Refer to Note 10.

5.	Related Party Transactions

a)	At March 31, 2014, the Company was indebted to the President of the Company for $3,100 (September 30, 2013 - $3,600), for expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand. During the six months ended March 31, 2014, the Company incurred management fees of $5,500 (September 30, 2013 - $nil) to the President of the Company.

b)	On June 3, 2013, the Company issued a $25,000 promissory note to a shareholder of the Company, bearing interest at the rate of 8% per annum and maturing on June 3, 2014. At March 31, 2014, the Company owed accrued interest of $1,649 (September 30, 2013 - $652) to the shareholder of the Company.

c)	On November 7, 2013, the Company issued a $100,000 promissory note to a shareholder of the Company, bearing interest at the rate of 8% per annum and maturing on November 7, 2014. At March 31, 2014, the Company owed accrued interest of $3,156 (September 30, 2013 - $nil) to the shareholder of the Company.

6. Notes Payable

a)	On November 8, 2012, the Company issued a $193,000 promissory note which bears interest at 8% per annum and matured on April 8, 2013. Pursuant to a Memorandum of Understanding dated September 27, 2013, the maturity date was amended from April 8, 2013 to September 27, 2014.

b)	On February 12, 2013, the Company issued a $50,000 promissory note which bears interest at 8% per annum and matures on February 12, 2014. The Company is currently re-negotiating with the creditor to extend this note.

c)	On February 22, 2013, the Company issued a $25,000 promissory note which bears interest at 8% per annum and matures on February 22, 2014. The Company is currently re-negotiating with the creditor to extend this note.

d)	On April 30, 2013, the Company issued a $50,000 promissory note which bears interest at 8% per annum and matures on April 30, 2014. The Company is currently re-negotiating with the creditor to extend this note.

e)	On August 27, 2013, the Company issued a $10,000 promissory note which bears interest at 8% per annum and matures on August 27, 2014.

f)	On September 11, 2013, the Company issued a $20,000 promissory note which bears interest at 8% per annum and matures on September 11, 2014.

g)	On October 1, 2013, the Company issued a $5,500 promissory note which bears interest at 8% per annum and matures on October 1, 2014.

h)	On October 2, 2013, the Company issued a $75,000 promissory note which bears interest at 8% per annum and matures on October 2, 2014.

i)	On October 16, 2013, the Company issued a $13,500 promissory note which bears interest at 8% per annum and matures on October 16, 2014. On March 12, 2014, the Company repaid the principal balance of $13,500 and $429 of accrued interest.

j)	On October 28, 2013, the Company issued a $30,000 promissory note which bears interest at 8% per annum and matures on October 28, 2014.

k)	On November 15, 2013, the Company issued a $200,000 promissory note which bears interest at 8% per annum and matures on November 15, 2014.

l)	On November 18, 2013, the Company issued a $100,000 promissory note which bears interest at 8% per annum and matures on November 18, 2014.

m)	On January 2, 2014, the Company issued an $80,000 promissory note which bears interest at 8% per annum and matures on January 2, 2015.

n)	On February 24, 2014, the Company issued a $60,000 promissory note which bears interest at 8% per annum and matures on February 24, 2015.

Pan Global, Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Unaudited)

o)	At March 31, 2014, the Company recognized accrued interest of $48,302 (September 30, 2013 - $19,531), which is included in accounts payable and accrued liabilities.

p)	On November 4, 2013, the Company entered into the Loan Agreement with Anatom Association SA (“Anatom”) pursuant to which Anatom has agreed to purchase, from time to time as requested by the Company, one or more promissory notes of the Company, bearing interest at the rate of 8% per year and maturing on the first year anniversary date of the date of issuance (the “Promissory Notes”). The maximum amount that the Company may borrow under the Loan Agreement is $1 million (the “Maximum Amount”) and amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. As of the date of the Loan Agreement, the Company has borrowed an aggregate of $118,500 of the Maximum Amount. The Company has also previously borrowed an aggregate of $353,500 from Anatom pursuant to a series of one-year Promissory Notes, as amended, bearing interest at the rate of 8% per annum, each of which is currently outstanding and not included in the Maximum Amount. The Promissory Notes are non-convertible. As of March 31, 2014, the Company indebtedness to Anatom, including principal and accrued payable interest, is $701,884 including $ 305,000 of the Maximum Amount under the Loan Agreement. Pursuant to the terms and conditions of the Loan Agreement, the Company used a portion of the borrowed funds under the Loan Agreement to consummate the First Closing under the Company’s definitive Stock Purchase Agreement, dated October 28, 2013, between Pan Asia, RYEL, Mr. Arun Sharma, a Director and majority stockholder of RYEL (“Sharma”) and the Selling Stockholders.

7.	Preferred Stock

On April 19, 2013, the Articles of Incorporation were amended to increase the number of authorized shares of preferred stock from 10,000,000 shares to 25,000,000 shares.

Series C Convertible Preferred Stock

a)	On October 18, 2013, the Company amended the Certificate of Designation for the Company’s Series C preferred stock in which the Company removed the provision prohibiting the issuance of additional shares of Series C preferred stock and decreased the liquidation value from $1.00 per share to 0.0001 per share.

b)	October 18, 2013, the Company entered into a share exchange agreement with Brookstone Partners, LLC (“Brookstone”) and issued 3,000,000 shares of Series C convertible preferred stock, of the Company on a 1 for 100 basis (i.e. 1 share of Series C convertible preferred stock for every one 100 shares of common stock) pursuant to the conversion of 300,000,000 shares of common stock.

Series D Convertible Preferred Stock

On October 16, 2013, the Company filed a Certificate of Designations with the Secretary of State of Nevada therein designating 5,000,000 shares of the Company’s authorized preferred stock as “Series D Convertible Preferred Stock” (“Series D Preferred Stock”). According to the Certificate of Designations, each holder of Series D Preferred Stock shall have the right, at such holder’s option, at any time or from time to time from and after the day immediately following the date the Series D Preferred Stock is first issued, to convert each share of Series D Preferred Stock into one (1) fully-paid and non-assessable share of common stock of the Company. The shares of the Series D Preferred Stock are redeemable at the Company’s option at $1.00 per share. Generally, the Series D Preferred Stock shall, with respect to rights on liquidation, winding up and dissolution, rank senior to (i) all classes of common stock and (ii) any class or series of capital stock of the Company hereafter created (unless, with the consent of the holder(s) of Series D Preferred Stock). Except as otherwise provided by the Nevada Revised Statutes, in the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of shares of the Series D Preferred Stock then outstanding shall be entitled to be paid, out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, an amount equal to $1.00 per share. The Holders of shares of Series D Convertible Preferred Stock shall not be entitled to receive any dividends. The holders of the Series D Preferred Stock shall vote on a share for share basis with the common stock.

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

Pan Global, Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014

(Unaudited)

9.	Commitments

a)	The Company rents offices for $500 per quarter pursuant to a lease agreement dated February 22, 2013. The lease is for one year and automatically extends for the same period as the initial term upon the same conditions contained in the lease agreement, unless either party notifies the other at least 30 days prior to the expiration date.

b)	On October 11, 2013, the Company entered into a lease agreement pursuant which the Company agreed to lease a five-acre parcel of land located at Village Mahal Khurd, District SBS Nagar, Punjab, India for an initial term of 10 years, commencing on October 15, 2013, until October 14, 2023, for the sole permitted purpose of building and operating a greenhouse growing facility. The rent under the lease agreement is 10% of the net profits of the facility, payable within 90 days of the end of each fiscal year, and $7,000 per year payable as:

●	A prepayment of $50,000 in shares of Series D convertible preferred stock of the Company; and

●	$2,000 per year, payable in cash in two equal semi-annual payments.

Pursuant to the lease agreement, the shares of Series D convertible preferred stock of the Company and the initial $2,000 are due and payable upon execution of the agreement. The lease is renewable by mutual written consent for an additional term of 5 years based upon a fixed annual rent of $25,000, payable semi-annually, and 20% of net profits of the facility.

On October 16, 2013, the Company paid $2,000 and issued 50,000 shares of Series D convertible preferred stock with a fair value of $50,000 as prepayment of rent due under the lease agreement. During the six months ended March 31, 2014, the Company recognized rent expense of $2,292.

c)	Pursuant to the Purchase Agreement with RYEL, the Company, through Pan Asia, has agreed to invest an aggregate of 387.5 million (387,500,000) Indian Rupees (“Rs.”), or approximately $6,352,459 USD, in RYEL through a series of staggered closings. As of January 27, 2014, the Company has fully consummated the initial financing and the three tranches of the first step of First Closing and has purchased an aggregate of 1,448,277 common shares of RYEL (representing approximately 7.51% of the outstanding equity of RYEL) in consideration for $340,900.

At the next closing under the Purchase Agreement, which is to occur no later than the tenth business day after the Company’s receipt of written confirmation that the transaction documents have been properly filed with the appropriate authorities in India and the unaudited financial statements of RYEL for the past two fiscal years prepared in U.S. GAAP, the Company has agreed to purchase an aggregate of 1,310,345 common shares from RYEL in consideration for Rs, 19,000,000 (approximately $304,000) The Company intends to finance the purchase price for this closing by drawing down on the Company’s Loan Agreement with Anatom or by borrowing funds from its majority stockholder, Brookstone Partners, LLC, or one or more other third parties.

Within fifteen business days after the date which the power generated by the Project is exported to the power grid (the “Commercial Operation Date”) and the delivery of required audited and interim financial statements of RYEL to the Company, the Company has agreed to purchase an aggregate of (i) 6,896,552 common shares from RYEL and the selling stockholders for an aggregate purchase price of Rs. 100,000,000 (approximately $1,666,667) and (iii) 1,230,542 common shares from the Promoter necessary to increase the Company’s equity ownership in RYEL to 51% in consideration for shares of Pan Global Preferred Stock with a stated face value of Rs. 17,842,861 (approximately $292,506). The Company intends to finance the purchase price for this closing by consummating a financing with one or more third party investors with whom it is currently in discussions.

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

March 31, 2014

(Unaudited)

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

10.	Subsequent Event

On April 7, 2014, the Company closed on a portion of the Second Closing and purchased 413,996 Common Shares of RYEL in consideration for $100,000. As of the date hereof, the Company has purchased an aggregate of 1,862,273 Common Shares (representing approximately 9.46% of the outstanding Common Shares of RYEL) in consideration for an aggregate purchase price of $440,900.

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

As discussed more fully below, on October 28, 2013, we entered into a Stock Purchase Agreement with Regency Yamuna Energy Limited (“RYEL”) and the stockholders of RYEL to purchase 100% of the issued and outstanding capital stock and debt (if not previously converted) of RYEL. RYEL is currently commissioning the construction of a 5.7 MW small-hydro project in northern India (the “Project Badyar ”). As of date of this Form 10-Q, the Company holds an aggregate of 1,862,273 Common Shares of RYEL, representing approximately 9.46% of the outstanding equity of RYEL.

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

Within the sector of the infrastructure space in which we intend to compete there are many large and small competitors. We intend to compete by being early stage adopters of emerging technology and methods, which may be available for general use or proprietary under license to us. The Indian agricultural market is highly competitive, comprised of millions of small-holdings farmers, but we intend to use greenhouse and other technology to grow superior, more consistent product, artificial pesticide free and with more efficient water use. We believe there is a market for such agricultural product among India’s budding retail chain store market, international class hotels and similar establishments, which we believe are able to absorb higher prices, compared to traditionally grown product. In other infrastructure areas, we intend to compete with the adoption of superior technology which management assesses gives the Company an advantage, such as by employing and selling technologies that reduce or re-use inputs and generally provide a more efficient solution to existing products or methods.

RYEL Stock Purchase Agreement

On October 28, 2013, the Company, through Pan Asia, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Regency Yamuna Energy Limited, a privately held corporation formed in India under the Companies Act of 1956, as amended (“RYEL”), Mr. Arun Sharma, a Director and majority stockholder of RYEL (“Sharma”), and the remaining stockholders of RYEL (the “Selling Stockholders”).

RYEL is currently commissioning the construction of a 5.7 MW small-hydro project in northern India (“Project Badyar ”). Construction of Project Badyar is estimated to be 95% complete . Final construction of Project Badyar has been divided into two final stages: pre-commercial operation date (“Pre-COD”) ands post-commercial operation date (“Post-COD”). Pre-COD is anticipated to be completed as major civil works, including, but not limited to, construction of the Diversion Trench Weir structure, come to a close. Dividing the remaining construction into two stages allows for Project Badyar to adhere to a schedule of being connected to the power grid on an anticipated timeline of late spring/early summer of 2014, barring any adverse weather conditions or other unforeseen circumstances. It is intended to complete Pre-COD construction of Project Badyar before India’s monsoon season starts in June.

Upon completion of Pre-COD construction, it is intended that the process will be immediately started to connect Project Badyar to the power grid to commence commercial operations of producing electricity and, subsequently, revenue. Certain construction activities, including, but not limited to, coating and painting of Project Badyar’s Conveyance Lines, constitute the Post-COD construction.

Pursuant to the Stock Purchase Agreement, Pan Asia has agreed to invest an aggregate of 387.5 million (387,500,000) Indian Rupees (“Rs.”), or approximately $6,352,459 USD based on the average currency exchange rate of 61 Rupees for every U.S. dollar (“USD”) for the recent period prior to October 28, 2013 and used by Pan Global for the sole purpose of providing approximate U.S. dollar equivalents (the “Exchange Rate”), in RYEL (the “Transaction”) for the following purposes:

1.	To fund the completion of Project Badyar having a valuation of Rs. 671.1 million (671,100,000) (approximately $11,001,629 USD).

2.	To enable RYEL to restructure its outstanding secured bank credit facility with the State Bank of Patalia (“SBOP Term Credit Facility”) of Rs. 283.6 million (283,600,000) (approximately $4,649,480 USD) and personally guaranteed by Sharma; and

3.	To purchase common shares (the “Shares”) from RYEL and 100% of the outstanding Shares and convertible debt (if not previously converted) from Sharma and the Selling Stockholders;

Pursuant to the terms and conditions of the Purchase Agreement, the Transaction is scheduled to be consummated in several staggered stages. The Company has consummated the following closings to date:

1.	On October 28, 2013, Pan Asia purchased a debenture from RYEL in the aggregate principal amount of Rs. 4.2 million (4,200,000) ($68,700 USD), bearing interest at the rate of 15% per year, maturing on the October 18, 2014 and convertible into Shares of RYEL at the rate of Rs. 14.50 per Share ($0.24 USD per share) (the “Debenture”).

2.	On December 2, 2013, the Company consummated the First Tranche of the First Closing (the “First Tranche Closing”). At the First Tranche Closing, the Company purchased an aggregate of 331,034 Common Shares from RYEL in consideration for Rs. 4,799,993 ($77,000 USD). The Company also converted the outstanding Rs. 4,200,012 principal amount under the Debenture purchased by the Company on October 28, 2013, into an aggregate of 289,656 RYEL Common Shares.

3.	On December 24, 2013, the Company consummated the Second Tranche of the First Closing (the “Second Tranche Closing”). At the Second Tranche Closing, the Company purchased an aggregate of 620,690 RYEL Common Shares from RYEL in consideration for Rs. 9,000,005 ($146,500 USD).

4.	On January 27, 2014, the Company consummated the Third Tranche of the First Closing (the “Third Tranche Closing”). At the Third Tranche Closing, the Company purchased an aggregate of 206,897 RYEL Common Shares from RYEL in consideration for Rs. 3,000,000 (equivalent to approximately $48,700 USD).

5.	On April 7, 2014, the Company closed on a portion of the Second Closing and purchased 413,996 Common Shares of RYEL in consideration for $100,000.

As of the last closings above, the Company currently owns an aggregate of 1,862,273 Common Shares of RYEL, representing approximately 9.46% of the outstanding Common Shares of RYEL, in consideration for an aggregate purchase price of INR 27,022,958 (approximately $440,900).

Second Small-Hydro Plant

In February 2014, the Company received and accepted the final engineering due diligence report on a 9.5MW small-hydro plant potential acquisition target in northern India which is the Company’s second potential small-hydro plant acquisition. The engineering report was prepared for the Company by the global engineering consultancy company, Tractebel Engineering Pvt. Ltd. In light of the engineering report, the Company intends to continue with its due diligence by commencing with its legal and accounting reviews. The Company has not entered into any binding agreement regarding this small-hydro plant and there can be no assurances that it will enter into a definitive agreement or that any transactions contemplated by the parties will be consummated.

Hydroponic Plant

In March 2014, the Company received a report and development plan for its planned hydroponic greenhouse operation in Punjab, India. The plan was produced for the Company by Dr. Amanjit Singh Josan, an experienced agricultural consultant with over 20 years of experience in the field of Horticulture, Floriculture, Agriculture Extension and Greenhouse technology.

The Company believes that the plan provides it with a foundation and good road map to develop its demonstration hydroponic greenhouse, which the Company intends to use to refine and adapt growing techniques for certain vegetables to local conditions. The Company also believes the plan provides it with a cost-effective strategy for scaling up the greenhouse operation over the long term.

The Company plans to initially focus greenhouse operations on the production of a certain variety of peppers, seedless cucumbers, tomatoes and commercial flower crops.

The Company is planning a hydroponic greenhouse growing operation focused on vegetable crops. Subject to availability of financing, the Company anticipates the design phase of the first facility will be completed by the end of the Company’s fiscal year ending September 30, 2014. During the design and construction phase, the Company intends to establish relationships with various local chain food retails stores, high end hotels and other potential customers to directly market its production.

As reported by the Company on a Form 8-K filed with the SEC on October 17, 2013, the Company, through Pan Asia Infratech Corp., entered into a lease agreement on October 11, 2013 to lease a five-acre parcel of land located in Punjab, India for an initial term of ten years for the sole purpose of building and operating a greenhouse growing facility.

The Company has not entered into any binding agreement regarding this hydroponic greenhouse and there can be no assurances that it will enter into a definitive agreement or that any transactions contemplated by the parties will be consummated.

Plan of Operations

During the fiscal year ending September 30, 2014, the Company intends to continue executing its projects under development, including the acquisition of RYEL according to the terms established under the Purchase Agreement and to complete a business plan for a hydroponic greenhouse vegetable growing operation and to build such a greenhouse facility. In addition, the Company plans to further develop its business plans for certain other of its lines of business.

During the next quarter ending September 30, 2014, we plan to complete additional tranches of investment into RYEL, with the timing to be determined according to certain milestones set out in the Purchase Agreement. These milestones are based on such items as completion of US GAAP financial statements by RYEL, completion of an audit of RYEL under US GAAP, and RYEL achieving COD (Commercial Operation Date), amongst other milestones. If any of these milestones are delayed, our acquisition may be completed over a longer period of time, stretching into the second half of the fiscal year. In addition, during next quarter, we plan to complete legal, financial and technical due diligence on another small hydro project, subject to the conclusions of which we plan to proceed to execute a definitive purchase agreement for the acquisition of such project. In addition, we intend to continue to build our pipeline of small hydro projects by undertaking preliminary due diligence on additional potential acquisition opportunities during the next several quarters.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, Pan Global had a negative current ratio and Company has incurred an accumulated deficit of $505,467 for the period from April 30, 2010 (inception) to March 31, 2014. Under the Purchase Agreement with RYEL, the Company has a commitment to invest approximately $6 million in RYEL, of which there can be no assurances. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. See “Liquidity and Capital Resources” for a discussion of the Company’s commitment under the Purchase Agreement with RYEL.

The following table provides selected financial data about our company for the period from the date of inception through March 31, 2014. For detailed financial information, see the financial statements included in this Report.

Balance Sheet Data:

Cash	$4,515
Total assets	$461,978
Total liabilities	$1,126,094
Total stockholders’ deficit	$664,116

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013.

Revenues. We did not generate any revenues during the quarters ended March 31, 2014 and 2013.

Operating expenses. Our total operating expenses for the three months ended March 31, 2014 were $88,625 compared to $1,149 for the three months ended March 31, 2013. The increase was primarily due to legal and professional fees paid related to the Stock Purchase Agreement with RYEL.

General and Administrative (G&A) expenses. G&A expenses were $20,284 for the three months ended March 31, 2014 compared to $1,149 for the three months ended March 31, 2013. This increase was due to the Share Exchange on April 26, 2013. Prior to the Share Exchange, the Company (then known as Savvy Business Support, Inc.) had no operations.

Professional Fees. Professional fees were $68,341 for the three months ended March 31, 2014, compared to $0 for three months ended March 31, 2013. This increase was due to costs associated with engineering, accounting and legal services .

Interest Expense. During the three months ended March 31, 2014, we incurred $19,636 in interest expense, compared to $4,588 for the three months ended March 31, 2013. The increase in interest expense was primarily due to the Company’s increased borrowings under the Loan Agreement with Anatom.

Net Loss. We had a net loss of $106,981 for the three months ended March 31, 2014, compared to $5,737 for the three months ended March 31, 2013. Net loss was comprised of general and administrative expenses which consisted of legal and professional fees and interest expense. The increase in the Net Loss was primarily due to expenses related to the Stock Purchase Agreement with RYEL.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013.

Revenues. We did not generate any revenues during the six months ended March 31, 2014 and 2013.

Operating expenses. Our total operating expenses for the six months ended March 31, 2014 were $241,805 compared to $5,603 for the six months year ended March 31, 2013. The increase was primarily due to legal and professional fees paid related to the Stock Purchase Agreement with RYEL.

General and Administrative (G&A) expenses. G&A expenses were $60,459 for the six months ended March 31, 2014 compared to $5,603 for the six months ended March 31, 2013. This increase was due to the Share Exchange on April 26, 2013. Prior to the Share Exchange, the Company (then known as Savvy Business Support, Inc.) had no operations.

Professional Fees. Professional fees were $181,346 for the six months ended March 31, 2014, compared to $0 for six months ended March 31, 2013. This increase was due increase in legal and accounting fees as well as the costs associated with the Company’s engineering, accounting and legal due diligence investigations of RYEL in connection with the Company’s Stock Purchase Agreement, dated October 28, 2013, with RYEL and the stockholder of RYEL.

Interest Expense. During the six months ended March 31, 2014, we incurred $34,783 in interest expense, compared to $6,947 for the six months ended March 31, 2013. The increase in interest expense was primarily due to the Company’s increased borrowings under the Loan Agreement with Anatom.

Net Loss. We had a net loss of $275,308 for the six months ended March 31, 2014, compared to $12,550 for the six months ended March 31, 2013. Net loss was comprised of general and administrative expenses which consisted of legal and professional fees and interest expense. The increase in the Net Loss was primarily due to expenses related to the Stock Purchase Agreement with RYEL.

Liquidity and Capital Resources

As of March 31, 2014, we had $4,515 in cash on hand and an accumulated deficit of $505,467. In their report for the fiscal year ended September 30, 2013, our auditors expressed that there is substantial doubt as to our ability to continue as a going concern.

To date, we have funded our Company by issuing promissory notes from time to time and on as-needed basis, most of which bear interest at a rate of 8% per annum, are fully-payable on first anniversary of the issuance date and may be pre-paid without consent or penalty. The notes are non-convertible unsecured and non-recourse.

On November 4, 2013, the Company entered into the Loan Agreement with Anatom Association SA (“Anatom”) pursuant to which Anatom has agreed to purchase, from time to time as requested by the Company, one or more promissory notes of the Company, bearing interest at the rate of 8% per year and maturing on the first year anniversary date of the date of issuance (the “Promissory Notes”). The maximum amount that the Company may borrow under the Loan Agreement is $1 million (the “Maximum Amount”) and amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. As of the date of the Loan Agreement, the Company has borrowed an aggregate of $118,500 of the Maximum Amount. The Company has also previously borrowed an aggregate of $353,500 from Anatom pursuant to a series of one-year Promissory Notes, as amended, bearing interest at the rate of 8% per annum, each of which is currently outstanding and not included in the Maximum Amount. The Promissory Notes are non-convertible. As of March 31, 2014, the Company indebtedness to Anatom, including principal and accrued payable interest, is $701,884 including $ 305,000 of the Maximum Amount under the Loan Agreement. Pursuant to the terms and conditions of the Loan Agreement, the Company used a portion of the borrowed funds under the Loan Agreement to consummate the First Closing under the Company’s definitive Stock Purchase Agreement, dated October 28, 2013, between Pan Asia, RYEL, Sharma and the Selling Stockholders. The remaining borrowed funds under the Loan Agreement have been used for general corporate purposes of the Company. We believe that the Loan Agreement will be sufficient to meet our operating expenses for the next 12 months. However, if the Loan Agreement was not available or was in default, we would need additional cash resources in the future to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions, including increasing our equity stake in RYEL under the Share Purchase Agreement. To satisfy future cash requirements, we would expect to seek funding through the issuance of debt or equity securities and the obtaining of a credit facility. Any future issuance of equity securities could cause dilution for our stockholders. Any incurrence of indebtedness will increase our debt service obligations and may cause us to be subject to restrictive operating and financial covenants. It is possible that financing may be available to us in amounts or on terms that are not favorable to the Company or not available at all.

Pursuant to the Purchase Agreement with RYEL, the Company, through Pan Asia, has agreed to invest an aggregate of 387.5 million (387,500,000) Indian Rupees (“Rs.”), or approximately $6,352,459 USD, in RYEL through a series of staggered closings. As of the date hereof, the Company has fully consummated the initial financing, the three tranches of the first step of First Closing.

At the second closing (the “Second Closing”) under the Purchase Agreement, which is to occur no later than the tenth business day after the Company’s receipt of written confirmation that the transaction documents have been properly filed with the appropriate authorities in India and the unaudited financial statement of RYEL for the past two fiscal years prepared in accordance with U.S. GAAP, the Company has agreed to purchase an aggregate of 1,310,345 common shares from RYEL in consideration for Rs, 19,000,000 (approximately $304,000) The Company intends to finance the purchase price for this closing by drawing down on the Company’s Loan Agreement with Anatom or by borrowing funds from its majority stockholder, Brookstone Partners, LLC, or one or more other third parties.

On April 7, 2014, the Company purchased 413,996 Common Shares of RYEL in consideration for $100,000. As of the date hereof, the Company has purchased an aggregate of 1,862,273 Common Shares (representing approximately 9.46% of the outstanding Common Shares of RYEL) in consideration for an aggregate purchase price of $438,992.

Within fifteen (15) business days after the date which the power generated by Project Badyar is exported to the power grid (the “Commercial Operation Date”) and the delivery of the required audited and interim financial statements of RYEL to the Company, the Company has agreed under the Stock Purchase Agreement to purchase an aggregate of (i) 6,896,552 common shares from RYEL and the Selling Stockholders for an aggregate purchase price of Rs. 100,000,000 (approximately $1,666,667) and (iii) 1,230,542 common shares from Sharma necessary to increase the Company’s equity ownership in RYEL to 51% in consideration for shares of Pan Global Preferred Stock with a stated face value of Rs. 17,842,861 (approximately $292,506). The Company intends to finance the cash component of the purchase price for this closing by consummating a financing with one or more third party investors with whom it is currently in discussions.

Also under the Stock Purchase Agreement, the Company has agreed within 90 days of the Commercial Operation Date of Project Badyar , to consummate a third party financing and file a selling stockholder registration statement on Form S-1, or such other appropriate form (the “Registration Statement”), with the U.S. Securities and Exchange Commission (the “SEC”), to register the common stock sold to the third party investor(s) in such financing. No later than 30 days after the SEC has declared the Registration Statement effective under the Securities Act, the Company has agreed to commence purchasing for an aggregate purchase price of Rs. 247,500,000 (subject to adjustment for currency fluctuations) (approximately $4,485,000), the remaining outstanding common shares of RYEL and certain indebtedness of Sharma, if not otherwise converted. The Company has agreed to fully consummate the transactions within 90 days after commencement, but has the option to extend such period for an additional 90 days.

The Company fully intends to and believes it can raise the funds to consummate the additional closings under the Purchase Agreement. However, if the Company is unable to raise the required funds from its currently anticipated sources, the Company intends to explore and pursue other possible sources of funding through the issuance of debt or equity securities and the obtaining of a credit facility. Any future issuance of equity securities could cause dilution for our stockholders. Any incurrence of indebtedness will increase our debt service obligations and may cause us to be subject to restrictive operating and financial covenants. It is possible that financing may be available to us in amounts or on terms that are not favorable to the Company or not available at all. If the Company is unable to fund any additional closings under the Purchase Agreement, RYEL may terminate the Purchase Agreement and the Company will be unable to increase its equity ownership in RYEL.

Off-Balance Sheet Operations

The Company does not have any off-balance sheet transactions.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for financial information and in accordance with the Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period April 30, 2010 (date of inception) to March 31, 2014.

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

Going Concern

If we experience a shortfall in operating capital, we would borrow funds from our executive officer, majority stockholder or an unaffiliated third party to fund operations. However, they are not obligated to fund the Company.

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

Based upon that evaluation, our management has concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

The Company issued the following unregistered securities during the quarter ended March 31, 2014:

●	On January 2, 2014, the Company sold a promissory note to an unaffiliated third party, for the principal amount of $80,000, bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

●	On February 24, 2014, the Company sold a promissory note to an unaffiliated third party, for the principal amount of $60,000, bearing interest at the rate of 8% per annum and maturing on the one year anniversary of the date of issuance.

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

Item 3. Defaults Upon Senior Securities.

N/A

Item 5. Other Information.

Subsequent Event

On April 7, 2014, the Company closed on a portion of the Second Closing under its Stock Purchase Agreement with RYEL and the RYEL selling stockholders; and purchased 413,996 Common Shares of RYEL in consideration for $100,000. As of the date hereof, the Company has purchased an aggregate of 1,862,273 Common Shares (representing approximately 9.46% of the outstanding Common Shares of RYEL) in consideration for an aggregate purchase price of $438,992.

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

Date: May 15, 2014	By:	/s/ BHARAT VASANDANI
	Name:	Bharat Vasandani
	Title:	President, Chief Executive Officer, Secretary and Treasurer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

