Form 10-Q
period 2014-06-30
PAN GLOBAL, CORP.
filed 2014-08-19
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

OR

[  ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 155,155,000 shares of Common Stock, par value $0.0001 per share, as of August 19, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Pan Global, Corp.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2014	September 30, 2013

ASSETS

Current assets

Cash	$3,016	$7,186
Prepaid expenses	9,664	886
Notes receivable	65,000	–
Accrued interest receivable	2,851	–

Total current assets	80,531	8,072

Prepaid expenses – long-term portion	41,458	–
Investment in Regency Yamuna Energy Limited	440,900	–

Total assets	$562,889	$8,072

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable and accrued liabilities	$92,024	$51,628
Notes payable	938,500	348,000
Notes payable – related party	280,000	25,000
Due to related party	14,910	4,252
Dividends payable	18,000	18,000

Total liabilities	1,343,434	446,880

Stockholders’ deficit

Preferred stock, 25,000,000 shares authorized, $0.0001 par value;

Series A Convertible Preferred stock: 10,000,000 shares authorized; 2,250,000 shares issued and outstanding	225	225

Series B Non-Convertible Preferred stock, 100 shares authorized; 100 shares issued and outstanding	–	–

Series C Convertible Preferred stock, 5,000,000 shares authorized; 4,800,000 and 1,800,000 shares issued and outstanding, respectively	480	180

Series D Convertible Preferred stock, 5,000,000 shares authorized; 50,000 and zero shares issued and outstanding, respectively	5	–

Common stock, 550,000,000 shares authorized, $0.0001 par value; 160,055,000 and 460,055,000 shares issued and 155,155,000 and 455,155,000 shares outstanding, respectively	16,006	46,006

Additional paid-in capital	129,727	50,032

Accumulated deficit	(621,896)	(230,159)

Treasury stock, at cost, 4,900,000 shares	(305,092)	(305,092)

Total stockholders’ deficit	(780,545)	(438,808)

Total liabilities and stockholders’ deficit	$562,889	$8,072

See accompanying notes to the consolidated financial statements.

Pan Global, Corp.

Consolidated Statements of Operations

(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenue	$–	$15,000	$–	$15,000

Expenses
General and administrative	20,727	22,216	81,186	27,819
Management fees	–	1,045	–	1,045
Professional fees	73,830	42,925	255,176	42,925

Total expenses	94,557	66,186	336,362	71,789

Loss from operations	(94,557)	(51,186)	(336,362)	(56,789)

Other expenses
Interest income	1,571	–	2,851	–
Interest expense	(23,443)	(55,982)	(58,226)	(62,929)

Total other expenses	(21,872)	(55,982)	(55,375)	(62,929)

Net loss	$(116,429)	$(107,168)	$(391,737)	$(119,718)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	155,155,000	354,461,593	173,836,320	119,926,245

See accompanying notes to the consolidated financial statements.

Pan Global, Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30, 2014	For the Nine Months Ended June 30, 2013

Cash flows from operating activities

Net loss	$(391,737)	$(119,718)
Adjustments to reconcile net loss to net cash from operating activities:
Accretion of discount on convertible notes payable	–	50,000
Preferred stock issued for rent	3,542	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	40,396	22,773
Accounts receivable	–	(10,000)
Accrued interest on note receivable	(2,851)	–
Prepaid expenses	(3,778)	3,400

Net cash used in operating activities	(354,428)	(53,545)

Cash flows from investing activities

Cash acquired upon acquisition of Pan Asia	–	682
Investment in Regency Yamuna Energy Limited	(440,900)	–
Issuance of note receivable	(65,000)	–

Net cash (used in) provided by investing activities	(505,900)	682

Cash flows from financing activities

Due to related party	10,658	(25,683)
Proceeds from notes payable	604,000	318,000
Proceeds from notes payable – related party	255,000	75,000
Repayments of notes payable	(13,500)	–
Proceeds from issuance of preferred stock	–	10
Payments for redemption of common stock	–	(305,092)

Net cash provided by financing activities	856,158	62,235

(Decrease) increase in cash	(4,170)	9,372

Cash - beginning of period	7,186	450

Cash - end of period	$3,016	$9,822

Supplemental disclosures of cash flow information:
Interest paid	$–	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Common stock issued upon conversion of notes payable	$–	$50,000
Debt discount in conjunction with convertible notes payable – related party	$–	$50,000
Preferred stock issued for prepaid rent	$50,000	$–
Preferred stock converted to common stock	$–	$4,500
Common stock converted to preferred stock	$30,000	$18,000

See accompanying notes to the consolidated financial statements.

Pan Global, Corp.

Notes to the Consolidated Financial Statements

June 30, 2014

(Unaudited)

1.	Nature of Operations and Going Concern

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

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of June 30, 2014, the Company has accumulated losses of $621,896 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Pan Global, Corp.

Notes to the Consolidated Financial Statements

June 30, 2014

(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)	Basic and Diluted Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method for options and warrants and the if-converted method for convertible preferred stock. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the nine months ended June 30, 2014, potentially issuable shares, including preferred stock convertible to 49,850,000 shares of the Company’s common stock, have been excluded from the calculation.

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

Our cost method investments consist of investments in privately held company and are recorded at cost. We assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions. We did not recognize an other-than-temporary impairment loss on our investments during the nine months ended June 30, 2014. When the Company can exert significant influence (but not control) over the investments in corporate entity, the Company will account for its interest in RYEL using the equity method. When the Company can exert significant control over the investment in corporate entity, the Company will account for its interest in RYEL in its consolidated financial statements.

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

The Company has limited operations and is considered to be in the development stage. During the nine months ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this Update allows the Company to remove the inception-to-date information and all references to development stage.

Pan Global, Corp.

Notes to the Consolidated Financial Statements

June 30, 2014

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

The allocation of the purchase price is summarized in the table below:

Purchase price

90,000,000 shares of common stock	$3,482

Carrying value of Pan Asia net assets acquired

Cash	682
Prepaid expenses	3,900
Shareholder loan	(1,100)

Net assets acquired	$3,482

4.	Notes Receivable

During the nine months ended June 30, 2014, the Company loaned an aggregate of $65,000 to a third party through convertible note agreements. The notes receivable bear interest at 10% per annum and are due at various dates from December 9, 2014 to May 6, 2015. The principal of the notes is convertible into shares of the third party’s common stock at a conversion rate to be mutually agreed upon.

5.	Investment in Regency Yamuna Energy Limited

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

Pan Global, Corp.

Notes to the Consolidated Financial Statements

June 30, 2014

(Unaudited)

5.	Investment in Regency Yamuna Energy Limited (continued)

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

On January 27, 2014, the Company consummated the Third Tranche of the First Closing under the Stock Purchase Agreement. Accordingly, the Company purchased 206,897 shares of RYEL in consideration for $48,700 (Rs. 3,000,000).

On April 7, 2014, the Company closed on a portion of Step Two of the First Closing and purchased 413,996 shares of RYEL in consideration for $100,000 (Rs. 6,002,949).

At June 30, 2014, the Company has purchased and owns an aggregate of 1,862,273 shares of RYEL, representing approximately 9.46% of the outstanding common shares of RYEL. Refer to Note 10.

6.	Related Party Transactions

a)	At June 30, 2014, the Company was indebted to the President of the Company for $5,100 (September 30, 2013 - $3,600), for expenses paid on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand. During the nine months ended June 30, 2014, the Company incurred management fees of $9,500 (2013 - $2,045) to the President of the Company.

b)	On June 3, 2013, the Company issued a $25,000 promissory note to a shareholder of the Company, bearing interest at the rate of 8% per annum and maturing on June 3, 2014. At June 30, 2014, the Company owed accrued interest of $2,148 (September 30, 2013 - $652) to the shareholder of the Company. The Company is currently re-negotiating with the creditor to extend this note.

c)	On November 7, 2013, the Company issued a $100,000 promissory note to a shareholder of the Company, bearing interest at the rate of 8% per annum and maturing on November 7, 2014. At June 30, 2014, the Company owed accrued interest of $5,151 (September 30, 2013 - $nil) to the shareholder of the Company.

d)	On April 4, 2014, the Company issued a $130,000 promissory note to a shareholder of the Company, bearing interest at the rate of 8% per annum and maturing on March 25, 2015. At June 30, 2014, the Company owed accrued interest of $2,479 (September 30, 2013 - $nil) to the shareholder of the Company.

e)	On June 24, 2014, the Company issued a $25,000 promissory note to a shareholder of the Company, bearing interest at the rate of 8% per annum and maturing on June 18, 2015. At June 30, 2014, the Company owed accrued interest of $33 (September 30, 2013 - $nil) to the shareholder of the Company.

7.	Notes Payable

a)	On November 8, 2012, the Company issued a $193,000 promissory note which bears interest at 8% per annum and matured on April 8, 2013. Pursuant to a Memorandum of Understanding dated September 27, 2013, the maturity date was amended from April 8, 2013 to September 27, 2014.

b)	On February 12, 2013, the Company issued a $50,000 promissory note which bears interest at 8% per annum and matures on February 12, 2014. The Company is currently re-negotiating with the creditor to extend this note.

c)	On February 22, 2013, the Company issued a $25,000 promissory note which bears interest at 8% per annum and matures on February 22, 2014. The Company is currently re-negotiating with the creditor to extend this note.

d)	On April 30, 2013, the Company issued a $50,000 promissory note which bears interest at 8% per annum and matures on April 30, 2014. The Company is currently re-negotiating with the creditor to extend this note.

e)	On August 27, 2013, the Company issued a $10,000 promissory note which bears interest at 8% per annum and matures on August 27, 2014.

f)	On September 11, 2013, the Company issued a $20,000 promissory note which bears interest at 8% per annum and matures on September 11, 2014.

g)	On October 1, 2013, the Company issued a $5,500 promissory note which bears interest at 8% per annum and matures on October 1, 2014.

Pan Global, Corp.

Notes to the Consolidated Financial Statements

June 30, 2014

(Unaudited)

7.	Notes Payable (continued)

h)	On October 2, 2013, the Company issued a $75,000 promissory note which bears interest at 8% per annum and matures on October 2, 2014.

i)	On October 16, 2013, the Company issued a $13,500 promissory note which bears interest at 8% per annum and matures on October 16, 2014. On March 12, 2014, the Company repaid the principal balance of $13,500 and $429 of accrued interest.

j)	On October 28, 2013, the Company issued a $30,000 promissory note which bears interest at 8% per annum and matures on October 28, 2014.

k)	On November 15, 2013, the Company issued a $200,000 promissory note which bears interest at 8% per annum and matures on November 15, 2014.

l)	On November 18, 2013, the Company issued a $100,000 promissory note which bears interest at 8% per annum and matures on November 18, 2014.

m)	On January 2, 2014, the Company issued a $80,000 promissory note which bears interest at 8% per annum and matures on January 2, 2015.

n)	On February 24, 2014, the Company issued a $60,000 promissory note which bears interest at 8% per annum and matures on February 24, 2015.

o)	On April 28, 2014, the Company issued a $40,000 promissory note which bears interest at 8% per annum and matures on April 28, 2015.

p)	At June 30, 2014, the Company recognized accrued interest of $66,740 (September 30, 2013 - $19,531), which is included in accounts payable and accrued liabilities.

q)	On November 4, 2013, the Company entered into the Loan Agreement with Anatom Association SA (“Anatom”) pursuant to which Anatom has agreed to purchase, from time to time as requested by the Company, one or more promissory notes of the Company, bearing interest at the rate of 8% per year and maturing on the first year anniversary date of the date of issuance (the “Promissory Notes”). The maximum amount that the Company may borrow under the Loan Agreement is $1 million (the “Maximum Amount”) and amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. As of the date of the Loan Agreement, the Company has borrowed an aggregate of $158,500 of the Maximum Amount. The Company has also previously borrowed an aggregate of $353,500 from Anatom pursuant to a series of one-year Promissory Notes, as amended, bearing interest at the rate of 8% per annum, each of which is currently outstanding and not included in the Maximum Amount. The Promissory Notes are non-convertible. As of June 30, 2014, the Company indebtedness to Anatom, including principal and accrued payable interest, is $755,535 including $ 345,000 of the Maximum Amount under the Loan Agreement. Pursuant to the terms and conditions of the Loan Agreement, the Company used a portion of the borrowed funds under the Loan Agreement to consummate the First Closing under the Company’s definitive Stock Purchase Agreement, dated October 28, 2013, between Pan Asia, RYEL, Mr. Arun Sharma, a Director and majority stockholder of RYEL (“Sharma”) and the Selling Stockholders.

8.	Preferred Stock

On April 19, 2013, the Articles of Incorporation were amended to increase the number of authorized shares of preferred stock from 10,000,000 shares to 25,000,000 shares.

Series C Convertible Preferred Stock

a)	On October 18, 2013, the Company amended the Certificate of Designation for the Company’s Series C preferred stock in which the Company removed the provision prohibiting the issuance of additional shares of Series C preferred stock and decreased the liquidation value from $1.00 per share to 0.0001 per share.

b)	October 18, 2013, the Company entered into a share exchange agreement with Brookstone and issued 3,000,000 shares of Series C convertible preferred stock, of the Company on a 1 for 100 basis (ie. 1 share of Series C convertible preferred stock for everyone 100 shares of common stock) pursuant to the conversion of 300,000,000 shares of common stock.

Pan Global, Corp.

Notes to the Consolidated Financial Statements

June 30, 2014

(Unaudited)

8.	Preferred Stock (continued)

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

9.	Common Stock

October 18, 2013, the Company entered into a Share Exchange Agreement with a shareholder in which it exchanged 300,000,000 shares of common stock for 3,000,000 shares of Series C convertible preferred stock.

On November 9, 2012, the Company redeemed an aggregate of 2,700,000 shares of common stock of the Company held by Virginia K. Sourlis, former CEO, for $189,000.

10.	Commitments

a)	The Company rents offices for $500 per quarter pursuant to a lease agreement dated February 22, 2013. The lease is for one year and automatically extends for the same period as the initial term upon the same conditions contained in the lease agreement, unless either party notifies the other at least 30 days prior to the expiration date.

b)	On October 11, 2013, the Company entered into a lease agreement pursuant which the Company agreed to lease a five-acre parcel of land located at Village Mahal Khurd, District SBS Nagar, Punjab, India for an initial term of 10 years, commencing on October 15, 2013, until October 14, 2023, for the sole permitted purpose of building and operating a greenhouse growing facility. The rent under the lease agreement is 10% of the net profits of the facility, payable within 90 days of the end of each fiscal year, and $7,000 per year payable as:

●	A prepayment of $50,000 in shares of Series D convertible preferred stock of the Company; and

●	$2,000 per year, payable in cash in two equal semi-annual payments.

Pursuant to the lease agreement, the shares of Series D convertible preferred stock of the Company and the initial $2,000 are due and payable upon execution of the agreement. The lease is renewable by mutual written consent for an additional term of 5 years based upon a fixed annual rent of $25,000, payable semi-annually, and 20% of net profits of the facility.

On October 16, 2013, the Company paid $2,000 and issued 50,000 shares of Series D convertible preferred stock with a fair value of $50,000 as prepayment of rent due under the lease agreement. During the nine months ended June 30, 2014, the Company recognized rent expense of $4,958.

Pan Global, Corp.

Notes to the Consolidated Financial Statements

June 30, 2014

(Unaudited)

10.	Commitments (continued)

c)	Pursuant to the Purchase Agreement with RYEL, the Company, through Pan Asia, has agreed to invest an aggregate of 387,500,000 Indian Rupees (“Rs.”), or approximately $6,352,459 USD, in RYEL through a series of staggered closings. As of January 27, 2014, the Company has fully consummated the initial financing and the three tranches of the first step of First Closing. In addition, on April 7, 2014, the Company closed on a portion of Step Two of the First Closing and has purchased an aggregate of 1,862,273 common shares of RYEL (representing approximately 9.46% of the outstanding equity of RYEL) in consideration for $440,900.

The Company intends to close the remaining portion of Step Two of the First Closing under the Purchase Agreement no later than the tenth (10th) business day after the Company’s receipt of written confirmation that the transaction documents have been properly filed with the appropriate authorities in India and the unaudited financial statements of RYEL for the past two fiscal years have been prepared in accordance with U.S. GAAP. At the closing of Step Two of the First Closing, the Company intends to purchase an aggregate of 792,982 common shares from RYEL in consideration for Rs. 11,498,327 (approximately $179,000) .The Company intends to finance the purchase price for this closing by drawing down on the Company’s Loan Agreement with Anatom or by borrowing funds from its majority stockholder, Brookstone Partners, LLC, or one or more other third parties.

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

11.	Subsequent Events

On July 9, 2014, the Company issued a $25,000 promissory note to a principal stockholder of the Company. The promissory note bears interest at the rate of 8% per annum and matures on July 9, 2015.

On July 26, 2014, the Company closed on a portion of the Step Two of the First Closing under the Company’s Stock Purchase Agreement with RYEL and the RYEL Selling Stockholders and purchased 103,367 Common Shares of RYEL in consideration for $25,000 (Rs. 1,498,824). As of the date hereof, the Company has purchased an aggregate of 1,965,640 Common Shares (representing approximately 9.93% of the outstanding Common Shares of RYEL) in consideration for an aggregate purchase price of $465,900.

On August 1, 2014, the Company issued a $25,000 promissory note to Anatom Associates, S.A. The promissory note bears interest at the rate of 8% per annum and matures on August 1, 2015.

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

General History

Pan Global, Corp. (“Pan Global” or the “Company”) was originally incorporated in the State of Nevada on April 30, 2010 as Savvy Business Support, Inc. (“Savvy”). Savvy had been a shell company since its inception. On February 12, 2013, the former sole officer and director of Savvy resigned and Mr. Bharat Vasandani was appointed as the President, Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors of the Company. On April 25, 2013, Savvy entered into a Stock Exchange Agreement (the “Exchange Agreement”) with Pan Asia Infratech Corp. a corporation incorporated in Nevada on July 13, 2012 (“Pan Asia”), pursuant to which the Pan Asia stockholders exchanged 100% of the outstanding capital stock of Pan Asia for an aggregate of 90,000,000 shares of Savvy’s Common Stock (the “Share Exchange”). As a result of the Share Exchange, Pan Asia became a wholly-owned subsidiary of Savvy and the business of Pan Asia became the business of the Company.

On April 26, 2013, Savvy changed its name to “Pan Global, Corp.” On May 2, 2013, the symbol for the Company’s Common Stock on the OTC Markets’ OTCQB-tier was changed from SVYB to PGLO.

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

Business Model

Our business model is based on three prospective revenue streams: ecommerce fees and commissions; sales of equipment and technology in connection with energy efficiency projects; and revenue from operating projects such as power generation, agricultural operations and other infrastructure related projects. Our revenue from operating projects may be derived from projects in which we hold a majority equity position or where we hold an investment as a minority partner. Generally, we anticipate that our sales will be derived from business and commercial customers, as follows:

1.	Ecommerce Fees and Commissions: We are in the process of developing a solar installation and services ecommerce marketplace website for India ("Pan Solar Marketplace"). The Pan Solar Marketplace would be an ecommerce effort intended to bring buyers and sellers of solar equipment and services together in one place. The initial focus will be on rooftop solar paneling systems and eventually branch out to consider providing other services and large ground-based solar installations.

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

As discussed more fully below, on October 28, 2013, we entered into a Stock Purchase Agreement with Regency Yamuna Energy Limited (“RYEL”) and the stockholders of RYEL to purchase 100% of the issued and outstanding capital stock and debt (if not previously converted) of RYEL. RYEL is currently commissioning the construction of a 5.7 MW small-hydro project in northern India (the “Project Badyar”). As of date of this Form 10-Q, the Company holds an aggregate of 1,965,640 Common Shares of RYEL, representing approximately 9.93% of the outstanding equity of RYEL.

3.	Infrastructure: We are investigating opportunities to develop sustainable projects in the Indian infrastructure industry, including but not limited to, investments in agriculture, the building construction industry and water purification and treatment. We intend to pursue the development of agricultural growing operations using more modern technology and equipment than is currently in use in India. One of the areas we are focusing on is the establishment of greenhouse facilities for growing certain crops, which is a young but growing industry in India. We also intend to identify and pursue other infrastructure related opportunities including in the construction industry, where we seek to introduce sustainable building technologies to the Indian market, and water management technologies to improve water quality and usage efficiency. Some of these opportunities may overlap in one project, such as in the case of water management in the context of greenhouse growing operations. Since this business segment is broad, our revenue from it will be derived in varying ways:

a.	In the agricultural production component, we intend to establish relationships with wholesalers to distribute our produce under a branded label that is characterized by a marketing strategy that establishes us as a grower of natural, organic and pesticide free environmentally sustainable premium produce. We may also sell product directly to large retail buyers.

b.	In the building construction, water management and other component of this segment, we expect to generate license revenue and revenue from the sale of equipment and technology. We may also earn revenue, in the case of water management, from operating facilities or distribution of water. Our customers may include commercial businesses, government entities, as well as retail clients.

Industry Analysis

The market for environmentally sustainable products and services in alternative energy, infrastructure and similar areas, is highly competitive and broad. Although numerous established companies offer a variety of services to various different industry spaces in which we operate, the Company believes our business model should enable us to establish and maintain a niche but growing presence in areas such as project development for alternative energy facilities and energy efficiency ecommerce services; and, with respect to our infrastructure space strategy, we believe our business model should enable us to establish operations based on the early use of superior and more efficient technology that provides a more compelling value proposition to potential customers, compared to our competitors.

While we have numerous competitors in the alternative energy, many of these are large competitors who primarily undertake large projects (50 MW or more), whereas we intend to initially focus on small and medium size projects, where larger, more established competitors have less presence. Part of our strategy to address competitive pressures is to target projects in early stage markets where there are fewer competitors, such as market-based solar PV projects with private counterparties or mini-hydro. We will still have to face smaller competitors, but we aim to more efficiently and effectively execute project funding, which is a key factor for closing and commissioning alternative energy projects that smaller firms often find difficult to surmount.

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

RYEL is currently commissioning the construction of a 5.7 MW small-hydro project in northern India (“Project Badyar”). Construction of Project Badyar is substantially complete, with major construction works having been completed during August 2014. RYEL management is now undertaking the project commissioning stage, including testing and certification of Project Badyar. As part of the commissioning process, Project Badyar has been connected to the state electricity grid, while other commissioning steps continue. It is intended that commissioning work should be completed before major monsoon rains hit, but Project Badyar’s commissioning schedule, will to a significant degree, depend on weather during the monsoon season which commenced in June and typically continues until September.

Certain construction activities, including, but not limited to, coating and painting of Project Badyar’s Conveyance Lines, constitute the Post-commercial operation date (”COD”) construction. Such construction works are not expected to delay commercial operations and revenue generation stages.

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

Pursuant to the terms and conditions of the Purchase Agreement, the Transaction is scheduled to be consummated in several staggered stages. The Company has consummated the following closings to date:

1.	On October 28, 2013, Pan Asia purchased a debenture from RYEL in the aggregate principal amount of Rs. 4.2 million (4,200,000) ($68,700 USD), bearing interest at the rate of 15% per year, maturing on the October 18, 2014 and convertible into Shares of RYEL at the rate of Rs. 14.50 per Share ($0.24 USD per share) (the “Debenture”).

2.	On December 2, 2013, the Company consummated the First Tranche of the First Closing (the “First Tranche Closing”). At the First Tranche Closing, the Company purchased an aggregate of 331,034 Common Shares from RYEL in consideration for Rs. 4,799,993 ($77,000 USD). The Company also converted the outstanding Rs. 4,200,012 principal amount under the Debenture purchased by the Company on October 28, 2013, into an aggregate of 289,656 RYEL Common Shares.

3.	On December 24, 2013, the Company consummated the Second Tranche of the First Closing (the “Second Tranche Closing”). At the Second Tranche Closing, the Company purchased an aggregate of 620,690 RYEL Common Shares from RYEL in consideration for Rs. 9,000,005 ($146,500 USD).

4.	On January 27, 2014, the Company consummated the Third Tranche of the First Closing (the “Third Tranche Closing”). At the Third Tranche Closing, the Company purchased an aggregate of 206,897 RYEL Common Shares from RYEL in consideration for Rs. 3,000,000 ($48,700 USD).

5.	On April 7, 2014, the Company closed on a portion of Step Two of the First Closing and purchased 413,996 Common Shares of RYEL in consideration for Rs. 6,002,949 ($100,000 USD).

6.	On July 26, 2014, the Company closed on a second portion of Step Two of the First Closing and purchased 103,367 Common Shares of RYEL in consideration for Rs. 1,498,824 ($25,000 USD).

Closing:		Closing Date	Common Shares	INR (Rs.)		USD

First Closing	1st Tranche: Purchase	12/2/2013	331,034		4,799,993	77,000
First Closing	1st Tranche: Debenture Conversion	12/2/2013	289,656		4,200,012	68,700
First Closing	2nd Tranche	12/24/2013	620,690		9,000,005	146,500
First Closing	3rd Tranche	1/27/2014	206,897		3,000,000	48,700
First Closing	1st Part of Step Two	4/7/2014	413,996		6,002,949	100,000
First Closing	2nd Part of Step Two	7/26/2014	103,367		1,498,824	25,000
TOTAL			1,965,640	Rs.	28,501,783	$465,900

As of the date of this Form 10-Q, the Company currently owns an aggregate of 1,965,640 Common Shares of RYEL, representing approximately 9.93% of the outstanding Common Shares of RYEL, in consideration for an aggregate purchase price of INR 28,501,783 (approximately $465,900).

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

The Company is planning a hydroponic greenhouse growing operation focused on vegetable crops. In June 2014, the Company announced its commencement of the design phase for the facility. Subject to availability of financing, the Company anticipates the design phase of the first facility will be completed by the end of the Company’s fiscal year ending September 30, 2014. During the design and construction phase, the Company intends to establish relationships with various local chain food retails stores, high end hotels and other potential customers to directly market its production.

As reported by the Company on a Form 8-K filed with the SEC on October 17, 2013, the Company, through Pan Asia., entered into a lease agreement on October 11, 2013 to lease a five-acre parcel of land located in Punjab, India for an initial term of ten years for the sole purpose of building and operating a greenhouse growing facility.

The Company has not entered into any binding agreement regarding this hydroponic greenhouse and there can be no assurances that it will enter into a definitive agreement or that any transactions contemplated by the parties will be consummated.

Plan of Operations

During the fourth quarter ending September 30, 2014, we plan to complete additional tranches of investment into RYEL, with the timing to be determined according to certain milestones set out in the Purchase Agreement. These milestones are based on such items as completion of US GAAP financial statements by RYEL, completion of an audit of RYEL under US GAAP, and RYEL achieving COD (Commercial Operation Date), amongst other milestones. If any of these milestones are delayed, our acquisition may be completed over a longer period of time. In addition, during the fourth quarter, we plan to complete legal, financial and technical due diligence on another small hydro project, subject to the conclusions of which we plan to proceed to execute a definitive purchase agreement for the acquisition of such project. In addition, we intend to continue to build our pipeline of small hydro projects by undertaking preliminary due diligence on additional potential acquisition opportunities during the next several quarters.

By the end of the fiscal quarter ended December 31, 2014, we plan to prepare a draft business plan for our hydroponic greenhouse vegetable growing operations and to finalize such plan, at which point we intend to proceed with commissioning engineering designs for a greenhouse facility on leased land. We intend to have a greenhouse facility in operation during the next fiscal year, which will also require us to establish sales and marketing relationships with certain key buyers we intend to pursue, such as large chain food retail stores and high end hotels; we intend to begin formalizing these relationships upon the finalization of our hydroponic greenhouse business plan. Finally, by the second quarter of our next fiscal year we hope to have added a senior manager to our management team who will be responsible for developing and operating our hydroponic greenhouse business.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, Pan Global had a negative current ratio and Company has incurred an accumulated deficit of $621,896 for the period from April 30, 2010 (inception) to June 30, 2014. Under the Purchase Agreement with RYEL, the Company has a commitment to invest approximately $6 million in RYEL, the completion of which there can be no reassurances. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. See “Liquidity and Capital Resources” for a discussion of the Company’s commitment under the Purchase Agreement with RYEL.

The following table provides selected financial data about our company for the period from the date of inception through June 30, 2014. For detailed financial information, see the financial statements included in this Report.

Balance Sheet Data:

Cash	$3,016
Total assets	$562,889
Total liabilities	$1,343,434
Total stockholders’ deficit	$780,545

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013.

Revenues. We did not generate any revenues during the three months ended June 30, 2014 compared to $15,000 during the three months ended June 30, 2013. The decrease was due to the Company’s change of operations.

Operating expenses. Our total operating expenses for the three months ended June 30, 2014 were $94,557 compared to $66,186 for the three months ended June 30, 2013. The increase was primarily due to legal and professional fees paid related to the Stock Purchase Agreement with RYEL.

General and Administrative (G&A) expenses. G&A expenses were $20,727 for the three months ended June 30, 2014 compared to $22,216 for the three months ended June 30, 2013. This decrease was due to the Share Exchange on April 26, 2013. Prior to the Share Exchange, the Company (then known as Savvy Business Support, Inc.) had no operations.

Professional Fees. Professional fees were $73,830 for the three months ended June 30, 2014, compared to $42,925 for three months ended June 30, 2013. This increase was due to costs associated with engineering, accounting and legal services.

Interest Expense. During the three months ended June 30, 2014, we incurred $23,443 in interest expense, compared to $55,982 for the three months ended June 30, 2013. The decrease in interest expense was primarily due to the accretion of discount on convertible notes payable on 2013, although the Company has since increased borrowings under its November 4, 2013 Loan Agreement with Anatom.

Net Loss. We had a net loss of $116,429 for the three months ended June 30, 2014, compared to $107,168 for the three months ended June 30, 2013. Net loss was comprised of general and administrative expenses which consisted of legal and professional fees and interest expense. The increase in the Net Loss was primarily due to expenses related to the Stock Purchase Agreement with RYEL.

Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013.

Revenues. We did not generate any revenues during the nine months ended June 30, 2014 compared to $15,000 during the nine months ended June 30, 2013. The decrease was due to the Company’s change of operations.

Operating expenses. Our total operating expenses for the nine months ended June 30, 2014 were $336,362 compared to $71,789 for the nine months ended June 30, 2013. The increase was primarily due to legal and professional fees paid related to the Stock Purchase Agreement with RYEL.

General and Administrative (G&A) expenses. G&A expenses were $81,186 for the nine months ended June 30, 2014 compared to $27,819 for the nine months ended June 30, 2013. This increase was due to the Share Exchange on April 26, 2013. Prior to the Share Exchange, the Company (then known as Savvy Business Support, Inc.) had no operations.

Professional Fees. Professional fees were $255,176 for the nine months ended June 30, 2014, compared to $42,925 for nine months ended June 30, 2013. This increase was due to increase in legal and accounting fees as well as the costs associated with the Company’s engineering, accounting and legal due diligence investigations of RYEL in connection with the Company’s Stock Purchase Agreement, dated October 28, 2013, with RYEL and the stockholder of RYEL.

Interest Expense. During the nine months ended June 30, 2014, we incurred $58,226 in interest expense, compared to $62,929 for the nine months ended June 30, 2013. The decrease in interest expense was primarily due to the accretion of discount on convertible notes payable on 2013, although the Company increased borrowing under the Loan Agreement with Anatom.

Net Loss. We had a net loss of $391,737 for the nine months ended June 30, 2014, compared to $119,718 for the nine months ended June 30, 2013. Net loss was comprised of general and administrative expenses which consisted of legal and professional fees and interest expense. The increase in the Net Loss was primarily due to expenses related to the Stock Purchase Agreement with RYEL.

Liquidity and Capital Resources

As of June 30, 2014, we had $3,016 in cash on hand and an accumulated deficit of $621,896. In their report for the fiscal year ended September 30, 2013, our auditors expressed that there is substantial doubt as to our ability to continue as a going concern.

To date, we have funded our Company by issuing promissory notes from time to time and on as-needed basis, most of which bear interest at a rate of 8% per annum, are fully-payable on first anniversary of the issuance date and may be pre-paid without consent or penalty. The notes are non-convertible unsecured and non-recourse.

On November 4, 2013, the Company entered into the Loan Agreement with Anatom Association SA (“Anatom”) pursuant to which Anatom has agreed to purchase, from time to time as requested by the Company, one or more promissory notes of the Company, bearing interest at the rate of 8% per year and maturing on the first year anniversary date of the date of issuance (the “Promissory Notes”). The maximum amount that the Company may borrow under the Loan Agreement is $1 million (the “Maximum Amount”) and amounts borrowed under the Loan Agreement and repaid or prepaid may not be re-borrowed. As of the date of the Loan Agreement, the Company has borrowed an aggregate of $118,500 of the Maximum Amount. The Company has also previously borrowed an aggregate of $353,500 from Anatom pursuant to a series of one-year Promissory Notes, as amended, bearing interest at the rate of 8% per annum, each of which is currently outstanding and not included in the Maximum Amount. The Promissory Notes are non-convertible. As of June 30, 2014, the Company indebtedness to Anatom, including principal and accrued payable interest, is $755,535 (consisting of $698,500 in principal and $57,035 in principal), including $ 345,000 of the Maximum Amount under the Loan Agreement. Pursuant to the terms and conditions of the Loan Agreement, the Company used a portion of the borrowed funds under the Loan Agreement to consummate the First Closing under the Company’s definitive Stock Purchase Agreement, dated October 28, 2013, between Pan Asia, RYEL, Sharma and the Selling Stockholders. The remaining borrowed funds under the Loan Agreement have been used for general corporate purposes of the Company. We believe that the Loan Agreement will be sufficient to meet our operating expenses for the next 12 months. However, if the Loan Agreement was not available or was in default, we would need additional cash resources in the future to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions, including increasing our equity stake in RYEL under the Share Purchase Agreement. To satisfy future cash requirements, we would expect to seek funding through the issuance of debt or equity securities and the obtaining of a credit facility. Any future issuance of equity securities could cause dilution for our stockholders. Any incurrence of indebtedness will increase our debt service obligations and may cause us to be subject to restrictive operating and financial covenants. It is possible that financing may be available to us in amounts or on terms that are not favorable to the Company or not available at all.

Pursuant to the Purchase Agreement with RYEL, the Company, through Pan Asia, has agreed to invest an aggregate of 387.5 million (387,500,000) Indian Rupees (“Rs.”), or approximately $6,352,459 USD, in RYEL through a series of staggered closings. As of the date hereof, the Company has fully consummated the initial financing, the three tranches of the First Step of the First Closing and two portions Step Two of the First Closing. As of the date of this Form 10-Q, the Company currently owns an aggregate of 1,965,640 Common Shares of RYEL, representing approximately 9.93% of the outstanding Common Shares of RYEL, in consideration for an aggregate purchase price of INR 28,501,783 (approximately $465,900).

The Company intends to close the remaining portion of Step Two of the First Closing under the Purchase Agreement no later than the tenth (10th) business day after the Company’s receipt of written confirmation that the transaction documents have been properly filed with the appropriate authorities in India and the unaudited financial statements of RYEL for the past two fiscal years prepared in accordance with U.S. GAAP. At the closing of Step Two of the First Closing, the Company intends to purchase an aggregate of 792,982 common shares from RYEL in consideration for Rs. 11,498,327 (approximately $179,000) .The Company intends to finance the purchase price for this closing by drawing down on the Company’s Loan Agreement with Anatom or by borrowing funds from its majority stockholder, Brookstone Partners, LLC, or one or more other third parties.

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

Also under the Stock Purchase Agreement, the Company has agreed within 90 days of the Commercial Operation Date of Project Badyar, to consummate a third party financing and file a selling stockholder registration statement on Form S-1, or such other appropriate form (the “Registration Statement”), with the U.S. Securities and Exchange Commission (the “SEC”), to register the common stock sold to the third party investor(s) in such financing. No later than 30 days after the SEC has declared the Registration Statement effective under the Securities Act, the Company has agreed to commence purchasing for an aggregate purchase price of Rs. 247,500,000 (subject to adjustment for currency fluctuations) (approximately $4,485,000), the remaining outstanding common shares of RYEL and certain indebtedness of Sharma, if not otherwise converted. The Company has agreed to fully consummate the transactions within 90 days after commencement, but has the option to extend such period for an additional 90 days.

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

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for financial information and in accordance with the Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period April 30, 2010 (date of inception) to June 30, 2014.

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

The Company has limited operations and is considered to be in the development stage. During the nine months ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this Update allows the Company to remove the inception-to-date information and all references to development stage.

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

Based upon that evaluation, our management has concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

The Company issued the following unregistered securities during the quarter ended June 30, 2014:

●	On April 4, 2014, the Company issued a $130,000 promissory note to a principal stockholder of the Company. The promissory note bears interest at the rate of 8% per annum and matures on the one year anniversary date of the date of issuance.

●	On April 28, 2014, the Company issued a $40,000 promissory note to Anatom Associates, S.A. The promissory note bears interest at the rate of 8% per annum and matures on the one year anniversary date of the date of issuance.

●

On June 18, 2014, the Company issued a $25,000 promissory note to a principal stockholder of the Company. The promissory note bears interest at the rate of 8% per annum and matures on the one year anniversary date of the date of issuance.

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

Item 3. Defaults Upon Senior Securities.

N/A

Item 5. Other Information.

Subsequent Events

On July 9, 2014, the Company issued a $25,000 promissory note to a principal stockholder of the Company. The promissory note bears interest at the rate of 8% per annum and matures on the one year anniversary date of the date of issuance. The Company relied on the registration exemption available under Section 4(a)(2) of the Securities Act due to the fact that the issuance did not involve a public offering of securities.

On July 26, 2014, the Company closed on a portion of the Step Two of the First Closing under the Company’s Stock Purchase Agreement with RYEL and the RYEL Selling Stockholders and purchased 103,367 Common Shares of RYEL in consideration for $25,000. As of the date hereof, the Company has purchased an aggregate of 1,965,640 Common Shares (representing approximately 9.93% of the outstanding Common Shares of RYEL) in consideration for an aggregate purchase price of $465,900.

On August 1, 2014, the Company issued a $25,000 promissory note to Anatom Associates, S.A. The promissory note bears interest at the rate of 8% per annum and matures on the one year anniversary date of the date of issuance. The Company relied on the registration exemption available under Section 4(a)(2) of the Securities Act due to the fact that the issuance did not involve a public offering of securities.

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

Date: August 19, 2014	By:	/s/ BHARAT VASANDANI
	Name:	Bharat Vasandani
	Title:	President, Chief Executive Officer, Secretary and Treasurer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

