Form 10-Q
period 2020-12-31
PAN GLOBAL, CORP.
filed 2021-04-30
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-1492617

PAN GLOBAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	27-2473958
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas 3rd Floor New York, New York	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (646) 768 -8417

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of April 28, 2021 was 162,255,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

i

PART I FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our ability to consummate the Merger, as such term is defined below; the continued services of the Custodian as such term is defined below; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor, and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Pan Global Corp. a Nevada corporation unless the context requires otherwise.

ii

Item 1. Financial Statements.

PAN GLOBAL CORP.

BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2020	2020

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Notes payable-related party	26,812	22,670
Total current liabilities	26,812	22,670
Total liabilities	26,812	22,670

Commitments and contingencies	-	-

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001, 10,000,000 shares authorized, 10,000,000 and 2,250,000 shares issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	1,000	225
Series C Convertible Preferred Stock, $0.0001, 5,000,000 shares authorized, -0- and 4,800,000 shares issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	-	480
Series D Convertible Preferred Stock, $0.0001, 5,000,000 shares authorized, -0- and 50,000 shares issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	-	5
Common stock, $0.0001 par value 550,000,000, shares authorized, 162,255,000 and 155,155,000 shares issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	16,226	15,516
Paid in Capital	2,473,196	105,126
Accumulated deficit	(2,517,234)	(144,021
Total Stockholders’ (Deficit)	(26,812)	(22,670
Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

PAN GLOBAL CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2020	2019

Revenue	$-	$-

Operating Expenses:
Administrative expenses -related party	2,373,213	-
Total operating expenses	2,373,213	-
(Loss) from operations	(2,373,213)	-
Other expense
Other (expense) net	-	-
Income (loss) before provision for income taxes	(2,373,213)	-
Tax Provision	-	-
Net (Loss)	$(2,373,213)	$-

Basic and diluted earnings(loss) per common share	$(0.01)	$-

Weighted average number of shares outstanding	161,637,609	155,155,000

The accompanying notes are an integral part of these financial statements.

PAN GLOBAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Convertible Preferred Stock		Series C Convertible		Series D Convertible		Common Stock		Paid in	Retained	Total Stockholders’
	Shares	Value	Preferred Stock		Preferred Stock		Shares	Value	Capital	Earnings	Equity
Balance, September 30, 2019	2,250,000	$225	4,800,000	$480	50,000	$5	155,155,000	$15,516	$105,126	$(121,351)	$-

Net loss										-	-

Balance, December 31, 2019	2,250,000	$225	$4,800,000	$480	$50,000	$5	155,155,000	$15,516	$105,126	$(121,351)	$-

	Series A Convertible Preferred Stock		Series C Convertible		Series D Convertible		Common Stock		Paid in	Retained	Total Stockholders’
	Shares	Value	Preferred Stock		Preferred Stock		Shares	Value	Capital	Earnings	Equity
Balance, September 30, 2020	2,250,000	$225	4,800,000	$480	50,000	$5	155,155,000	$15,516	$105,126	$(144,021)	$(22,670)

Conversion of preferred stock to common stock	(2,250,000)	(225)	(4,800,000)	(480)	(50,000)	(5)	7,100,000	710			-

Issuance of preferred stock to related party	10,000,000	1,000							2,368,070		2,369,070

Net income (loss)										(2,373,213)	(2,373,213)

Balance, December 31, 2020	10,000,000	1,000	-	-	-	-	162,255,000	$16,226	$2,473,196	$(2,517,234)	$(26,812)

PAN GLOBAL CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(2,373,213)	$-
Adjustments to reconcile net income to net cash provided by (used for) operating activities

Stock based compensation related party	2,369,071
Net cash (used for) operating activities	(4,142)	-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	4,142	-
Net cash provided by financing activities	4,142	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE- 1 ORGANIZATION AND BUSINESS BACKGROUND

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of December 31, 2020, the Company had no cash, negative working capital of $26,812 and an accumulated deficit of $2,517,234.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Recently the Company being funded by David Lazar who has extended interest-free demand loans to the Company. There can be no assurances that Mr. Lazar will continue to fund the Company, or that the Company can obtain any other sources of financing.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2020 and September 30, 2020, the Company had no cash on hand.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 75,000,000 shares of $0.001 par value, common stock. As of December 31, 2020 and September 30, 2020 there were 162,255,00 and 155,155,000 shares of Common Stock issued and outstanding, respectively.

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

On October 8, 2020, the Company outstanding Preferred A, Preferred C and Preferred D shares were converted to common shares. In November 2020 the Company designated 25,000,000 new Preferred Shares and 10,000,000 Par Value $0.0001 Preferred A Shares were designated and awarded to Custodian Ventures for services performed and for loans extended to the Company. Each preferred share is convertible to 162 shares of common stock.

As of December 31, 2020 there were 10,000,000 shares of Preferred A shares issued and outstanding.

NOTE 4 – RELATED PARTY NOTES PAYABLE

All of the Company’s financing has come from its Court appointed custodian, Custodian Ventures, LLC who had loaned the Company $26,812 as of December 31, 2020 in the form of interest demand loans.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of December 31, 2020.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Organizational History of the Company and Overview

No Current Operations

The Company has been dormant since June 30, 2014.

On July 16, 2020, as a result of a custodianship in Clark County, Nevada, Case Number: A-20-816264-B, Custodian Ventures LLC (“Custodian”) was appointed custodian of Pan Global Corp. (the “Company”).

The Company has no operations at this time, and currently does not have any principal products or services, customers, or intellectual property. As the Company has no current operations, it also currently is not subject to any competitive business conditions. Further, the Company is not subject to any government approvals at this time applicable to it as a “shell company,” as such term is defined in Rule 12b-2 under the Exchange Act.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended September 30, 2020 filed January 20, 2021 which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2020 Form 10-KT, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description

31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL INSTANCE

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	XBRL TAXONOMY EXTENSION LABELS

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAN GLOBAL, CORP

Dated: April 30, 2021	By:	/s/ David Lazar
David Lazar
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.