Form 10-Q
period 2021-03-31
PAN GLOBAL, CORP.
filed 2021-04-30
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

PART I FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our ability to consummate the Merger, as such term is defined below; the continued services of the Custodian as such term is defined below; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Pan Global Corp. a Nevada corporation unless the context requires otherwise.

ii

Item 1. Financial Statements.

PAN GLOBAL CORP.

BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2021	2020
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Notes payable-related party	27,978	22,670
Total current liabilities	27,978	22,670
Total liabilities	27,978	22,670

Commitments and contingencies	-	-

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001, 10,000,000 shares authorized, 10,000,000 and 2,250,000 shares issued and outstanding as of March 31, 2021 and September 30, 2020, respectively	1,000	225
Series C Convertible Preferred Stock, $0.0001, 5,000,000 shares authorized, -0- and 4,800,000 shares issued and outstanding as of March 31, 2021 and September 30, 2020, respectively	-	480
Series D Convertible Preferred Stock, $0.0001, 5,000,000 shares authorized, -0- and 50,000 shares issued and outstanding as of March 31, 2021 and September 30, 2020, respectively	-	5
Common stock, $0.0001 par value 550,000,000, shares authorized, 162,255,000 and 155,155,000 shares issued and outstanding as of March 31, 2021 and September 30, 2020, respectively	16,226	15,516
Paid in Capital	2,473,196	105,126
Accumulated deficit	(2,518,400)	(144,021)
Total Stockholders’ (Deficit)	(27,978)	(22,670)
Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

PAN GLOBAL CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,	Six Months Ended March 31,	Six Months Ended March 31,
	2021	2020	2021	2020
Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses -related party	1,166	-	2,374,379	-
Total operating expenses	1,166		2,374,379	-
(Loss) from operations	(1,166)		(2,374,379)	-
Other expense
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(1,166)		(2,374,379)	-
Tax Provision	-		-	-
Net (Loss)	$(1,166)	$	$(2,374,379)	$-

Basic and diluted earnings(loss) per common share	$(0.00)	$-	$(0.01)	$-

Weighted average number of shares outstanding	162,255,000	155,155,000	161,942,912	155,155,000

The accompanying notes are an integral part of these financial statements.

PAN GLOBAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Convertible		Series C		Series D						Total
	Preferred Stock		Convertible		Convertible		Common Stock		Paid in	Retained	Stockholders’
	Shares	Value	Preferred Stock		Preferred Stock		Shares	Value	Capital	Earnings	Equity
Balance, September 30, 2019	2,250,000	$225	4,800,000	$480	50,000	$5	155,155,000	$15,516	$105,126	$(121,351)	$-

Net loss										-	-

Balance, December 31, 2019	2,250,000	$225	$4,800,000	$480	$50,000	$5	155,155,000	$15,516	$105,126	$(121,351)	$-

Net loss										-	-

Balance, March 31, 2020	2,250,000	$225	$4,800,000	$480	$50,000	$5	155,155,000	$15,516	$105,126	$(121,351)	$-

	Series A Convertible		Series C		Series D						Total
	Preferred Stock		Convertible		Convertible		Common Stock		Paid in	Retained	Stockholders’
	Shares	Value	Preferred Stock		Preferred Stock		Shares	Value	Capital	Earnings	Equity
Balance, September 30, 2020	2,250,000	$225	4,800,000	$480	50,000	$5	155,155,000	$15,516	$105,126	$(144,021)	$(22,670)

Conversion of preferred stock to common stock	(2,250,000)	(225)	(4,800,000)	(480)	(50,000)	(5)	7,100,000	710			-

Issuance of preferred stock to related party	10,000,000	1,000							2,368,070		2,369,070

Net income (loss)										(2,373,213)	(2,373,213)

Balance, December 31, 2020	10,000,000	1,000	-	-	-	-	162,255,000	$16,226	$2,473,196	$(2,517,234)	$(26,812)

Net income (loss)										(1,166)	(1,166)

Balance, March 31,2021	10,000,000	1,000	-	-	-	-	162,255,000	$16,226	$2,473,196	$(2,518,400)	$(27,978)

PAN GLOBAL CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,	Six Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	(2,374,379)	$-
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock based compensation related party	2,369,071	-
Net cash (used for) operating activities	(5,308)	-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	5,308	-
Net cash provided by financing activities	5,308	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of March 31, 2021, the Company had no cash, negative working capital of $27,978 and an accumulated deficit of $2,518,400.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2021 and September 30, 2020, the Company had no cash on hand.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 75,000,000 shares of $0.001 par value, common stock. As of March 31, 2020 and September 30, 2020 there were 162,255,00 and 155,155,000 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

As of September 30, 2020 there were the following classes of Preferred Stock:

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

As of March 31, 2021 there were 10,000,000 shares of Preferred A shares issued and outstanding.

NOTE 4 – RELATED PARTY NOTES PAYABLE

All of the Company’s financing has come from its Court appointed custodian, Custodian Ventures, LLC who had loaned the Company $27,978 as of March 31, 2021 in the form of interest demand loans.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of March 31, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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