Form 10-Q
period 2021-06-30
PAN GLOBAL, CORP.
filed 2021-07-15
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of July 14, 2021 was 162,255,000 shares.

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

ii

Item 1. Financial Statements.

PAN GLOBAL CORP.

BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2021	2020

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Notes payable-related party	$45,906	$22,670
Total current liabilities	45,906	22,670
Total liabilities	45,906	22,670

Commitments and contingencies	-	-

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001, 10,000,000 shares authorized, 10,000,000 and 2,250,000 shares issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	1,000	225
Series C Convertible Preferred Stock, $0.0001, 5,000,000 shares authorized, -0- and 4,800,000 shares issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	-	480
Series D Convertible Preferred Stock, $0.0001, 5,000,000 shares authorized, -0- and 50,000 shares issued and outstanding as of June 30, 2020 and September 30, 2020, respectively	-	5
Common stock, $0.0001 par value 550,000,000, shares authorized, 162,255,000 and 155,155,000 shares issued and outstanding as of June 30, 2020 and September 30, 2020, respectively	16,226	15,516
Paid in Capital	2,473,196	105,126
Accumulated deficit	(2,536,328)	(144,021)
Total Stockholders’ (Deficit)	(45,906)	(22,670)
Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

PAN GLOBAL CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses -related party	17,928	5,000	2,392,307	5,000
Total operating expenses	17,928	5,000	2,392,307	5,000
(Loss) from operations	(17,928)	(5,000)	(2,392,307)	(5,000)
Other expense
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(17,928)	(5,000)	(2,392,307)	(5,000)
Tax Provision	-	-	-	-
Net (Loss)	$(17,928)	$(5,000)	$(2,392,307)	$(5,000)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding	162,255,000	155,155,000	162,046,941	155,155,000

The accompanying notes are an integral part of these financial statements.

PAN GLOBAL CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	(2,392,307)	$(5,000)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock based compensation related party	2,369,071
Net cash (used for) operating activities	(23,236)	(5,000)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	23,236	5,000
Net cash provided by financing activities	23,236	5,000

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

PAN GLOBAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Convertible		Series C Convertible		Series D Convertible						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid in	Retained	Stockholders’
	Shares	Value					Shares	Value	Capital	Earnings	Equity
Balance, September 30, 2019	2,250,000	$225	4,800,000	$480	50,000	$5	155,155,000	$15,516	$105,126	$(121,351)	$-

Net loss		-		-		-		-	-	-	-

Balance, December 31, 2019	2,250,000	$225	4,800,000	$480	50,000	$5	155,155,000	$15,516	$105,126	$(121,351)	$-

Net loss		-		-		-		-	-	-	-

Balance, March 31, 2020	2,250,000	$225	4,800,000	$480	50,000	$5	155,155,000	$15,516	$105,126	$(121,351)	$-

Net loss		-		-		-		-	-	(5,000)	$(5,000)

Balance, June 30, 2020	2,250,000	$225	4,800,000	$480	50,000	$5	155,155,000	$15,516	$105,126	$(126,351)	$(5,000)

	Series A Convertible		Series C Convertible		Series D Convertible						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid in	Retained	Stockholders’
	Shares	Value					Shares	Value	Capital	Earnings	Equity
Balance, September 30, 2020	2,250,000	$225	4,800,000	$480	50,000	$5	155,155,000	$15,516	$105,126	$(144,021)	$(22,670)

Conversion of preferred stock to common stock	(2,250,000)	(225)	(4,800,000)	(480)	(50,000)	(5)	7,100,000	710			-

Issuance of preferred stock to related party	10,000,000	1,000							2,368,070		2,369,070

Net income (loss)										(2,373,213)	(2,373,213)

Balance, December 31, 2020	10,000,000	$1,000	-	$-	$-	$-	162,255,000	$16,226	$2,473,196	$(2,517,234)	$(26,812)

Net income (loss)		-		-		-		-	-	(1,166)	(1,166)

Balance, March 31,2021	10,000,000	$1,000	-	$-	$-	$-	162,255,000	$16,226	$2,473,196	$(2,518,400)	$(27,978)

Net income (loss)		-		-		-		-	-	(17,928)	(17,928)

Balance, June 30, 2021	10,000,000	$1,000.00	-	$-	$-	$-	162,255,000	$16,226	$2,473,196	$(2,536,328)	$(45,906)

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of June 30, 2021, the Company had no cash, negative working capital of $45,906 and an accumulated deficit of $2,536,328.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2021 and September 30, 2020, the Company had no cash on hand.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 75,000,000 shares of $0.001 par value, common stock. As of June 30, 2020 and September 30, 2020 there were 162,255,000 and 155,155,000 shares of Common Stock issued and outstanding, respectively.

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

As of June 30, 2021 there were 10,000,000 shares of Preferred A shares issued and outstanding.

NOTE 4 – RELATED PARTY NOTES PAYABLE

All of the Company’s financing has come from its Court appointed custodian, Custodian Ventures, LLC who had loaned the Company $45,906 as of June 30, 2021 in the form of interest demand loans.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of June 30, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PAN GLOBAL, CORP

Dated: July 15, 2021	By:	/s/ David Lazar
David Lazar
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

