Form 10-K
period 2021-09-30
PAN GLOBAL, CORP.
filed 2021-12-29
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NO. 000-1492617

PAN GLOBAL CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

6770

(Primary Standard Industrial Classification Code Number)

27-2473958

(IRS Employer Identification No.)

123 West Nye Lane

Suite 455, Carson City, Nevada 89706

(852) 6686-0563

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of March 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $992,845 based on a closing price of $0.019 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of December 26, 2021 the Registrant had 162,255,000 shares of common stock issued and outstanding.

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

Description of Business

Pan Global, Corp. (“the Company” was incorporated in the state of Nevada on April 30, 2010 under the name of Savvy Business Support, Inc. (“Savvy”). Savvy offered general business services/support to start-up companies, small and medium businesses planning to expand, individuals, and other businesses and organizations. It was considered to be a shell company. On April 25, 2013, Savvy entered into a Stock Exchange Agreement (the “Exchange Agreement”) with Pan Asia Infratech Corp. a Nevada corporation (“Pan Asia”). Pan Asia was incorporated in Nevada on July 13, 2012.

Pursuant to the Exchange Agreement, consummated on April 26, 2013, the stockholders of Pan Asia transferred to Savvy 100% of the outstanding capital stock of Pan Asia (consisting of 15,000 shares of Common Stock, no par value) in exchange for, on a pro-rata basis, an aggregate of 90,000,000 shares of Savvy’s Common Stock (the “Share Exchange”). As a result of the Share Exchange, Pan Asia became a wholly-owned subsidiary of Savvy and the business of Pan Asia became the business of the Company.

On April 26, 2013, Savvy amended its Articles of Incorporation with the Secretary of State of Nevada thereby changing its name from “Savvy Business Support, Inc.” to “Pan Global, Corp.” On May 2, 2013, the OTC Pink symbol of the Company’s Common Stock was changed from SVYB to PGLO.

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

On October 8, 2020, the Company’s outstanding 7,100,000 shares Preferred A, Preferred C and Preferred D shares were converted on a one for one basis into 7,100,000 common shares. Concurrently these Preferred Shares were cancelled.

In November 2020 the Company designated 25,000,000 new Preferred Shares and 10,000,000 Par Value $0.0001 Preferred A-1 Shares were designated and awarded to Custodian Ventures for services performed and for loans extended to the Company. Each preferred share is convertible to 162 shares of common stock.

On July 13, 2021, a Stock Purchase Agreement was entered into between NYJJ Hong Kong Limited (Seller) and Sparta Universal Industrial Ltd (“Sparta”).; Tang Siu Fung is the control person of Sparta, and is also the CEO of Pan Global Corp (Purchaser), wherein the Purchaser purchased 10,000,000 shares of Series A-1 Preferred Stock, par value $0.0001 per share (the “Shares”) of Pan Global, Corp., a Nevada corporation (the “Company”). As a result, the Purchaser became an approximately 90% holder of the voting rights of the issued and outstanding shares of the Company, on a fully-diluted basis, and became the controlling shareholder.

At the effective date of transfer, on July 13, 2021, David Lazar ceased to be the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer and Chairman of the Board of as Directors, and the Company appointed Tang Siu Fung as President, Chief Executive Officer, and Chairman of the Board of Directors; Cheng Sin Yi as Secretary, and Treasurer; Tin Sze Wai as Director; Ip Tsz Ying as Director; Ho Yiu Chung as Director; and Lai Chi Chuen as Director.

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

Because we are dependent upon Tang Siu Fung, our Chief Executive Officer who oversees our Company, the loss of him could adversely affect our plan and results of operations.

Tang Siu Fung, manages the Company and is presently evaluating a viable plan for our future operations. We will rely on his judgment in connection with selecting a target company and the terms and structure of any resulting business combination. The loss of our Chief Executive Officer could delay or prevent the achievement of our business objectives, which could have a material adverse effect upon our results of operations and financial position. Further, because Mr. Tang serves as Chief Executive Officer and also beneficially holds Preferred Stock, which if converted to common stock, represents a controlling interest, our other shareholders will have limited ability to influence the Company’s direction or management.

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

Our Chief Executive Officer, Mr. Tang, is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between managing the Company and other businesses in which he is or may be involved. We do not intend to have any employees prior to the consummation of a business combination. Mr. Tang is not obligated to contribute any specific number of hours to our affairs, and he may engage in other business endeavors while he provides consulting services to the Company. If any of his other business affairs require him to devote substantial amounts of time to such matters, it could materially limit his ability to devote his time and attention to our business which could have a negative impact on our ability to consummate a business combination or generate revenue.

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

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and Bylaws do not afford our shareholders with the right to approve such a transaction. Further, Mr. Tang, our Chief Executive Officer owns the vast majority of our outstanding Common Stock. Accordingly, our shareholders will be relying almost exclusively on the judgement of our board of directors (“Board”) and Chief Executive Officer and any persons on whom they may rely with respect to a potential business combination. In order to develop and implement our business plan, may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining the Company’s direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board, and any expenses incurred or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

The Company’s principal business and corporate address is 123 West Nye Lane Suite 455, Carson City, Nevada 89706

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock is not listed on any securities exchange, and is quoted on the OTC Pink Market under the symbol “PGLO”. Because our Common Stock is not listed on a securities exchange and its quotations on OTC Pink are limited and sporadic, there is currently no established public trading market for our Common Stock.

Holders

As of September 30, 2021 there were 33 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is VStock Transfer, 18 Lafayette Place, Woodmere, New York 11598, Telephone # 212-828-8436.

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

Management intends to explore and identify business opportunities worldwide, including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1A “Risk Factors.”

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our September 30, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Pan Global Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pan Global Corp. as of September 30, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

December 28, 2021

PAN GLOBAL CORP.

BALANCE SHEETS

	September 30,	September 30,
	2021	2020
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Notes payable-related party	-	22,670
Total current liabilities	-	22,670
Total liabilities	-	22,670

Commitments and contingencies	-	-

Stockholders’ Equity
Series A-1 Convertible Preferred Stock, $0.0001, 25,000,000 shares authorized, 10,000,000 and -0- shares issued and outstanding as of September 30, 2021, and September 30, 2020, respectively	1,000	-
Series A Convertible Preferred Stock, $0.0001, 10,000,000 shares authorized, -0- and 2,250,000 shares issued and outstanding as of September 30, 2021, and September 30, 2020, respectively	-	225
Series C Convertible Preferred Stock, $0.0001, 5,000,000 shares authorized, -0- and 4,800,000 shares issued and outstanding as of September 30, 2021 and September 30, 2020, respectively	-	480
Series D Convertible Preferred Stock, $0.0001, 5,000,000 shares authorized, -0- and 50,000 shares issued and outstanding as of September 30, 2020 and September 30, 2020, respectively	-	5
Common stock, $0.0001 par value 550,000,000, shares authorized, 162,255,000 and 155,155,000 shares issued and outstanding as of September 30, 2021 and September 30, 2020, respectively	16,226	15,516
Paid in Capital	2,519,102	105,126
Accumulated deficit	(2,536,328)	(144,021)
Total Stockholders’ (Deficit)	-	(22,670)
Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

PAN GLOBAL CORP.

STATEMENTS OF OPERATIONS

	September 30,	September 30,
	2021	2020
Revenue	$-	$-

Operating Expenses:
Administrative expenses	2,392,307	22,670
Total operating expenses	2,392,307	22,670
(Loss) from operations	(2,392,307)	(22,670)
Other expense
Other (expense) net	-	-
Income (loss) before provision for income taxes	(2,392,307)	(22,670)
Tax Provision	-	-
Net (Loss)	$(2,392,307)	$(22,670)

Basic and diluted earnings(loss) per common share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	162,255,000	155,155,000

The accompanying notes are an integral part of these financial statements.

PAN GLOBAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A-1 Convertible		Series A Convertible		Series C Convertible		Series D Convertible						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid in	Retained	Stockholders’
	Shares	Value	Shares	Value					Shares	Value	Capital	Earnings	Equity
Balance, September 30, 2019	-	$-	2,250,000	$225	4,800,000	$480	50,000	$5	155,155,000	$15,516	$105,126	$(121,351)	$-

Net loss		-		-		-		-		-	-	(22,670)	(22,670)

Balance, September 30, 2020	-	$-	2,250,000	$225	4,800,000	$480	50,000	$5	155,155,000	$15,516	$105,126	$(144,021)	$(22,670)

	Series A-1 Convertible		Series A Convertible		Series C Convertible		Series D Convertible						Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid in	Retained	Stockholders’
	Shares	Value	Shares	Value					Shares	Value	Capital	Earnings	Equity
Balance, September 30, 2020	-	$-	2,250,000	$225	4,800,000	$480	50,000	$5	155,155,000	$15,516	$105,126	$(144,021)	$(22,670)

Conversion of preferred stock to common stock	-	-	(2,250,000)	(225)	(4,800,000)	(480)	(50,000)	(5)	7,100,000	710			-

Issuance of preferred stock to related party	10,000,000	1,000		-							2,368,070		2,369,070

Capital contribution by former related party											45,906		45,906

Net income (loss)												(2,392,307)	(2,392,307)

Balance, September 30, 2021	10,000,000	$1,000	-	$-	-	$-	$-	$-	162,255,000	$16,226	$2,519,102	$(2,536,328)	$-

The accompanying notes are an integral part of these financial statements.

PAN GLOBAL CORP.

STATEMENTS OF CASH FLOWS

	September 30,	September 30,
	2021	2020
Cash Flows From Operating Activities:
Net (loss)	$(2,392,307)	$(22,670)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock based compensation related party	2,369,071	-
Net cash (used for) operating activities	(23,236)	(22,670)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	23,236	22,670
Net cash provided by financing activities	23,236	22,670

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Capital contribution from former related party	$45,906	$-

The accompanying notes are an integral part of these financial statements.

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

On October 8, 2020, the Company’s outstanding 7,100,000 shares Preferred A, Preferred C and Preferred D shares were converted on a one for one basis into 7,100,000 common shares. Concurrently these Preferred Shares were cancelled.

In November 2020 the Company designated 25,000,000 new Preferred Shares and 10,000,000 Par Value $0.0001 Preferred A-1 Shares were designated and awarded to Custodian Ventures for services performed and for loans extended to the Company. Each preferred share is convertible to 162 shares of common stock.

On July 13, 2021, a Stock Purchase Agreement was entered into between NYJJ Hong Kong Limited (Seller) and Sparta Universal Industrial Ltd. (Purchaser), wherein the Purchaser purchased 10,000,000 shares of Series A-1 Preferred Stock, par value $0.0001 per share (the “Shares”) of Pan Global, Corp., a Nevada corporation (the “Company”). As a result, the Purchaser became an approximately 90% holder of the voting rights of the issued and outstanding shares of the Company, on a fully-diluted basis, and became the controlling shareholder.

At the effective date of transfer, David Lazar ceased to be the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer and Chairman of the Board of as Directors, and the Company appointed Tang Siu Fung as President, Chief Executive Officer, and Chairman of the Board of Directors; Cheng Sin Yi as Secretary, and Treasurer; Tin Sze Wai as Director; Ip Tsz Ying as Director; Ho Yiu Chung as Director; and Lai Chi Chuen as Director.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of September 30, 2021, the Company had no cash and an accumulated deficit of $2,536,328.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Recently the Company has been funded by Tang Siu Fung who extended interest-free demand loans to the Company. Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents on September 30, 2021.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 550,000,000 shares of $0.001 par value, common stock. As of September 30, 2021, there were 162,255,000 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

On October 8, 2020, the Company’s outstanding 7,100,000 shares Preferred A, Preferred C and Preferred D shares were converted on a one for one basis into 7,100,000 common shares. Concurrently these Preferred Shares were cancelled.

In November 2020 the Company designated 25,000,000 new Preferred Stock and 10,000,000 Par Value $0.0001 Preferred A-1 Shares were designated and awarded to Custodian Ventures for services performed and for loans extended to the Company. Each preferred share is convertible to 162 shares of common stock.

As of September 30, 2021 there were 10,000,000 Preferred A-1 shares issued and outstanding

NOTE 4 – RELATED PARTY NOTES PAYABLE

All of the Company’s financing has come from its Court appointed custodian, Custodian Ventures, LLC who had loaned the Company $45,906 as of July 13, 2021 in the form of interest demand loans. As a result of the change of control in which Mr. Lazar sold his controlling interest this loan was forgiven and was treated as a capital contribution to equity for the period ended September 30, 2021.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of September 30, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Tang Siu Fung (aged 41)	President, Chief Executive Officer, Chairman of the board of directors
Ho Yiu Chung (aged 39)	Director
Lai Chi Chuen (aged 48)	Director
Ip Tsz Ying (aged 37)	Director
Tin Sze Wai (aged 41)	Director
Cheng Sin Yi (aged 36)	Secretary and Treasurer

Tang Siu Fung, President, Chief Executive Officer, Chairman of the board of directors

Tang Siu Fung has served as our President and Chief Executive Officer of our company and as our Chairman since the Share Exchange in September 2021. Mr. Tang has over 20-years of experience in the banking and financial services industry and has gained well-rounded experience and knowledge throughout the years serving in both international and local financial institutions in Hong Kong, including The Hongkong and Shanghai Banking Corporation Limited, Standard Chartered Bank (Hong Kong) Limited and the subsidiary of Bank of China Limited). By setting out clear aims and objectives, Mr. Tang directs and oversees the business’s overall strategic direction, developing high-quality business strategies and leading the company to achieve short term, as well as long term, goals.

Ho Yiu Chung, Director

Ho Yiu Chung has served as our director of our company since the Share Exchange in September 2021. Prior to co-founding our company, Mr. Ho was a senior project engineer and served as senior management role in Alien Technology Ltd since 2008 and served as Senior Project Engineer in Aceway Industries Ltd. He has over 15 years top project management experience and risk assessment capabilities. In 2017, Mr. Ho co-founded and served as General Manager of Road to Greatness Consultancy Company Ltd. Mr. Ho leads the team to provide a full range of high-quality services and share investment and financial knowledge with customers and assist in business planning and decision making. Mr. Ho was graduated from the Hong Kong University of Science and Technology as Bachelor of Engineering in Mechanical Engineering.

Lai Chi Chuen, Director

Lai Chi Chuen has served as our Head of Investment and as a director since the Share Exchange in September 2021. Mr. Lai has served the Assistant General Manager in Winnitex Co Ltd since 1996. In 2010, Mr. Lai served as an Executive Director in Tat Fung Textile Co Ltd. Since 2017, Mr. Lai has served as General Manager in Panther Textile Holding, which is the immediate holding company of Tat Fung Textile Co Ltd. Mr. Lai has extensive corporate management and strategic planning experience. Besides that, Mr. Lai also has more than 20 years of wealth management experience. He can often bring opportunities for investors and turn crises into opportunities during the volatile economic situation. Mr. Lai was graduated in 1996 from Hong Kong Polytechnic University in Textile Chemistry.

Ip Tsz Ying, Director

Ip Tsz Ying has served as our Head of Distribution and director of our company and as a director since the Share Exchange in September 2021. Ms. Ip has served as Senior Wealth Planning Manager in the Standard Chartered Bank (Hong Kong) Limited since 2015 and served as Branch Manager in a subsidiary of Bank of China Limited until co-foundering our company. Ms. Ip has professional wealth management knowledge and 15 years’ experience of portfolio management. Ms. Ip graduated in 2010 as a Master in Accounting and Finance from Hong Kong Baptist University.

Tin Sze Wai, Director

Tin Sze Wai has served as our Executive Vice President and director of our company and as director since the Share exchange in September 2021. Ms. Tin served as International Relationship Manager in Standard Chartered Bank (Hong Kong) Limited and served as Wealth Management Manager in AIA Group Limited since 2015. Ms. Tin has over than 18 years of wealth management experience specializing in portfolio management for the high-net-worth investors. Ms. Tin was graduated from the Hong Kong University of Science and Technology.

Cheng Sin Yi, Secretary and Treasurer

Cheng Sin Yi has served as our head of the Merger and Acquisition Department and as Secretary and Treasurer since the Share Exchange in September 2021. Ms. Cheng was an Executive Officer in Cherry Body Fashions Mfy. Limited since 2012, responsible for all operational matters and external affairs of the organization. Ms. Cheng has extensive business management experience and excellent business negotiation skills. In 2017, Ms Cheng has co-founded Road to Greatness Consultancy Company Ltd. Ms. Cheng graduated in 2008 as a Master of Business Administration from Kurt Bosch University in Switzerland.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended September 30, 2021 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of September 30, 2021 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 10, 2021, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 162,255,000 shares outstanding.

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
Sparta Universal Industrial Ltd. Tang Siu Fung(a) 123 West Nye Lane Suite 455 Carson City, Nevada 89706	Preferred Stock(a)	10,000,000	90.9%

Ho Yiu Chung		0	-

Lai Chi Chuen		0	-

Ip Tsz Ying		0	-

Tin Sze Wai		0	-

Cheng Sin Yi		0	-

DIRECTORS AND OFFICERS – TOTAL
(Five Officers and Director)			90.9	%(b)

5% SHAREHOLDERS
Brookstone Partners, LLC(c) Henville Building Prince Charles Street Charlestown St Kitts & Nevis		80,000,000	49.3%

Bharat Vasandani 123 W. Nye Ln, Suite 455 Carson Nv 89706		30,000,000	18.5%

(a)	Mr. Tang Siu Fung is the beneficial owner of these preferred shares. Each share of preferred stock is convertible into 162 shares of common stock
(b)	Assumes all preferred stock converted to common stock
(c)	Stella Lumawag is the Managing Member of Brookstone Partners, LLC and has voting and dispositive control over Brookstone Partners.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	September 30,	September 30,
	2021	2020
Audit fees	$15,000	$15,000
Total fees paid or accrued to our principal accountant	$15,000	$15,000

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STAATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document (furnished herewith)*
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAN GLOBAL CORP.

Dated: December 29, 2021	By:	/s/ Tang Siu Fung
Tang Siu Fung Chief Executive Officer (Principal Executive Officer)