Form 10-Q
period 2021-12-31
PAN GLOBAL, CORP.
filed 2022-02-18
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

Or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 333-167130

PAN GLOBAL, CORP.
(Exact name of registrant as specified in its charter)

Nevada	27-2473958
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 West Nye Lane, Suite 455, Carson City, NV	89706
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (852) 6686-0563

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of February 17, 2022  was 162,255,000 shares.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

PAN GLOBAL, CORP.

Index to Unaudited Interim Financial Statements

For The Period Ended December 31, 2021

PAN GLOBAL, CORP.

BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2021	2021
Assets
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$2,191	$-
Due to related party	36,074	-
Total Current Liabilities	38,265	-

Total Liabilities	38,265	-

Stockholders' Deficit
Series A-1 Convertible Preferred Stock, $0.0001 par value, 25,000,000 shares authorized, 10,000,000 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	1,000	1,000
Common stock, $0.0001 par value 550,000,000, shares authorized, 162,255,000 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	16,226	16,226
Additional paid in capital	2,519,102	2,519,102
Accumulated deficit	(2,574,593)	(2,536,328)
Total Stockholders' Deficit	(38,265)	-
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

PAN GLOBAL, CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the
	Three Months Ended
	December 31,
	2021	2020

Revenues	$-	$-

Operating expenses
General and administration	734	300
Professional fees	37,531	3,843
Stock based compensation - related party	-	2,369,070
Total operating expenses	38,265	2,373,213

Net loss from operations	(38,265)	(2,373,213)

Net loss before taxes	(38,265)	(2,373,213)

Income tax benefit	-	-

Net loss	$(38,265)	$(2,373,213)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	162,255,000	161,637,609

The accompanying notes are an integral part of these financial statements.

PAN GLOBAL, CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

 For the Three Months Ended December 31, 2021

	Series A -1 Convertible		Series A Convertible		Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Value	Capital	Deficit	Equity
Balance, September 30, 2021	10,000,000	$1,000	-	$-	-	$-	-	$-	162,255,000	$16,226	$2,519,102	$(2,536,328)	$-

Net loss												(38,265)	(38,265)
Balance, December 31, 2021	10,000,000	$1,000	-	$-	-	$-	-	$-	162,255,000	$16,226	$2,519,102	$(2,574,593)	$(38,265)

 For the Three Months Ended December 31, 2020

	Series A-1 Convertible		Series A Convertible		Series C Convertible		Series D Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2020	-	$-	2,250,000	$225	4,800,000	$480	50,000	$5	155,155,000	$15,516	$105,126	$(144,021)	$(22,669)

Conversion of preferred stock to common stock	-	-	(2,250,000)	(225)	(4,800,000)	(480)	(50,000)	(5)	7,100,000	710	-	-	-
Issuance of preferred stock to related party for services	10,000,000	1,000	-	-	-	-	-	-	-	-	2,368,070	-	2,369,070
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,373,213)	(2,373,213)
Balance, December 31, 2020	10,000,000	$1,000	-	$-	-	$-	-	$-	162,255,000	$16,226	$2,473,196	$(2,517,234)	$(26,812)

The accompanying notes are an integral part of these financial statements

PAN GLOBAL, CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the
	Three Months Ended
	December 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(38,265)	$(2,373,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - related party	-	2,369,070
Changes in operating assets and liabilities:
Accounts payable	2,191	-
Net Cash Used in Operating Activities	(36,074)	(4,142)

Cash Flows from Financing Activities:
Proceeds from related party loans	36,074	4,142
Net Cash Provided by Financing Activities	36,074	4,142

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

PAN GLOBAL, CORP

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

December 31, 2021

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended September 30, 2021, as filed with the SEC on December 12, 2021.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of December 31, 2021, the Company had no cash, negative working capital of $38,265 and an accumulated deficit of $2,574,593.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. For the three months ended December 31, 2021 and 2020, the common stock equivalents from the conversion of convertible preferred stock was excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

Recent Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company has adopted this standard on October 1, 2021.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

NOTE 2 – RELATED PARTY NOTES PAYABLE

During the three months ended December 31, 2020, all of the Company’s financing has come from its Court appointed custodian, Custodian Ventures, LLC who had loaned the Company $4,142in the form of interest demand loan. As of the result of change of the control on July 13,2021, $45,906 loan payable balance as of June 30, 2021was forgiven and recognized as additional paid in capital.

During the three months ended December 31,2021, the Company’s financing was from our related company, who has advanced $36,074 by paying for operation expenses on behalf of the company. As of December 31, 2021, the Company was obliged to the related party, for an unsecured, non-interest -bearing demand loan with balance of $36,074

NOTE 3 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Pan Global, Corp. a Nevada corporation unless the context requires otherwise.

Plan of Operation

The Company has no operations or revenue as of the date of this Report. We are currently in the process of developing a business plan. Management intends to explore and identify viable business opportunities within the U.S. including seeking to acquire a business in a reverse merger. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies

Management intends to explore and identify business opportunities worldwide, including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies.

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

Results of Operations.

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended December 31, 2021 and 2020.

	Three Months Ended
	December 31,
	2021	2020	Changes ($)
Operating expenses	$38,265	$2,373,213	$(2,334,948)
Net loss	$38,265	$2,373,213	$(2,334,948)

During the three months ended December 31, 2021 and 2020, we did not have any revenues.

Our financial statements report a net loss, all from operating expenses, of $38,265 and $2,373,213 for the three months ended December 31, 2021 and 2020, respectively.

During the three months ended December 31, 2021, our operating expenses consisted primarily of professional fees of $37,531. During the three months ended December 31, 2020, our operation expenses consisted primarily of professional fess of $3,843 and stock-based compensation - related party of $2,369,070.

Liquidity and Capital Resources

Working Capital

As at December 31, 2021 and September 30, 2021, our total current assets were $0 and $0, respectively.

As at December 31, 2021, our current liabilities were $38,265 and stockholders’ deficit was $38,265, compared to current liabilities of $0 and shareholder ‘s deficit of $0 as of September 30, 2021.

Cash Flows

Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended December 31, 2021 and 2020, net cash flows used in operating activities was $36,074 and $4,142, respectively.

Investing Activities

The Company did not use any funds for investing activities during the three months ended December 31, 2021 and 2020.

Financing Activities

During the three months ended December 30,2021 and 2020, our related party paid $36,074 and $4,142, respectively, on behalf of the Company for operating expenses.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe there are no material estimates or assumptions with levels of subjectivity and judgement necessary to be considered critical accounting policies.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (who is the same person), to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, he concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2021.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended December 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description
31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.1**	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAN GLOBAL, CORP

Dated: February 18, 2022	By:	/s/ Tang Sui Fung
Tang Sui Fung
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

