Form 10-Q
period 2022-03-31
FLYWHEEL ADVANCED TECHNOLOGY, INC.
filed 2022-05-13
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 333-167130

FLYWHEEL ADVANCED TECHNOLOGY, INC.
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

The number of shares outstanding of the registrant’s common stock as of May 12, 2022 was 155,155,000 shares.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

(formerly known as Pan Global, Corp.)

CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022 AND SEPTEMBER 30, 2021

1

FLYWHEEL ADVANCED TECHNOLOGY, INC.

(formerly known as Pan Global, Corp.)

FLYWHEEL ADVANCED TECHNOLOGY, INC.

(formerly known as Pan Global, Corp.)

BALANCE SHEETS

	March 31, 2022 (Unaudited)	September 30, 2021
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued Expenses	$26,649	$-
Due to Related Party	65,326
Total current liabilities	91,975	-
Total Liabilities	91,975	-

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Series A-1 Convertible Preferred Stock, $0.0001 par value, 25,000,000 shares authorized, 10,000,000 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	1,000	1,000
Common stock, $0.0001 par value 550,000,000, shares authorized, 162,255,000 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	16,226	16,226
Paid in Capital	2,519,102	2,519,102
Accumulated deficit	(2,628,303)	(2,536,328)
Total Stockholders’ (Deficit)	(91,975)	-

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

(formerly known as Pan Global, Corp.)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administration	16,595	-	17,329	300
Professional fees	37,115	1,166	74,646	5,009
Stock based compensation -related party	-	-	-	2,369,070
Total Operating Expenses	53,710	1,166	91,975	2,374,379

LOSS FROM OPERATION	(53,710)	(1,166)	(91,975)	(2,374,379)

OTHER EXPENSE
Total Other Expenses	-	-	-	-

INCOME BEFORE INCOME TAXES	(53,710)	(1,166)	(91,975)	(2,374,379)

Income taxes expenses	-	-	-	-

NET LOSS	$(53,710)	$(1,166)	$(91,975)	$(2,374,379)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	162,255,000	162,255,000	162,255,000	161,942,912

The accompanying notes are an integral part of these financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

(formerly known as Pan Global, Corp.)

STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

(unaudited)

	Series A-1 Convertible		Series A Convertible		Series C Convertible		Series D Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	in Capital	Deficit	Total

Balance at September 30, 2021	10,000,000	$1,000	-	$-	-	$-	-	$-	162,255,000	$16,226	$2,519,102	$(2,536,328)	$-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(38,265)	(38,265)

Balance at December 31, 2021	10,000,000	1,000	-	-	-	-	-	-	162,255,000	16,226	2,519,102	(2,574,593)	(38,265)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(53,710)	(53,710)

Balance at March 31, 2022	10,000,000	$1,000	-	$-	-	$-	-	$-	162,255,000	$16,226	$2,519,102	$(2,628,303)	$(91,975)

The accompanying notes are an integral part of these financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

(formerly known as Pan Global, Corp.)

STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

(unaudited)

	Series A-1 Convertible		Series A Convertible		Series C Convertible		Series D Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	in Capital	Deficit	Total
Balance at September 30, 2020	-	$-	2,250,000	$225	4,800,000	$480	50,000	$5	155,155,000	$15,516	$105,126	$(144,021)	$(22,669)

Conversion of preferred stock to common stock	-	-	(2,250,000)	(225)	(4,800,000)	(480)	(50,000)	(5)	7,100,000	710	-	-	-

Issuance of preferred stock to related party	10,000,000	1,000	-	-	-	-	-	-	-	-	2,368,070		2,369,070

Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,373,213)	(2,373,213)

Balance at December 31, 2020	10,000,000	1,000	-	-	-	-	-	-	162,255,000	16,226	2,473,196	(2,517,234)	(26,812)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,166)	(1,166)

Balance at March 31, 2021	10,000,000	$1,000	-	$-	-	$-	-	$-	162,255,000	$16,226	$2,473,196	$(2,518,400)	$(27,978)

The accompanying notes are an integral part of these financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

(formerly known as Pan Global, Corp.)

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended

	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss before income taxes	$(91,975)	$(2,374,379)
Adjusted to reconcile net loss to cash provided by operating activities:
Stock based compensation to related party	-	2,369,071
Changes in operating assets and liabilities (Increase)/decrease in:
Accrued expenses	26,649	-
Net cash used in operating activities	(65,326)	(5,308)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	65,326	5,308
Net cash provided by financing activities	65,326	5,308

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	-	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
1) Cash paid for interest	$-	$-
2) Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

(formerly known as Pan Global, Corp.)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

AS OF MARCH 31, 2022 AND 2021

NOTE- 1 ORGANIZATION AND BUSINESS BACKGROUND

Flywheel Advanced Technology, Inc. (formerly known as Pan Global Corp.) (“the Company” was incorporated in the state of Nevada on April 30, 2010 under the name of Savvy Business Support, Inc. (“Savvy”). Savvy offered general business services/support to start-up companies, small and medium business planning to expand, individuals, and other business and organizations. It was considered to be a shell company. On April 25, 2013, Savvy entered into a Stock Exchange Agreement (the “Exchange Agreement”) with Pan Asia Infratech Corp. a Nevada corporation (“Pan Asia”). Pan Asia was incorporated in Nevada on July 13, 2012.

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

On July 16, 2020, Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer and Chairman of the Board of Directors.

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

On November 21, 2021, Board of directors and majority shareholder approved the change of the Company’s name to “Flywheel Advanced Technology, Inc.”, the change of the Company’s trading symbol.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Management’s Representation of Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of March 31, 2022, the Company had no cash, negative working capital of $91,975 and an accumulated deficit of $2,628,303.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Recently the Company being funded by our related company, Flywheel Financial Strategy (Hong Kong) Company Limited, who has extended interest-free demand loans to the Company. There can be no assurances that our related company will continue to fund the Company, or that the Company can obtain any other sources of financing.

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

NOTE 3 – RELATED PARTY NOTES PAYABLE

During the six months ended March 31, 2021, all of the Company’s financing has come from its Court appointed custodian, Custodian Ventures, LLC who had loaned the Company $27,978 in the form of interest demand loan. As of the result of change of the control on July 13, 2021, $45,906 loan payable balance as of June 30, 2021 was forgiven and recognized as paid in capital.

During the six months ended March 31,2022, the Company’s financing was from our related company, who has advanced $65,326 by paying for operation expenses on behalf of the company. As of March 31, 2022, the Company was obliged to the related party, for an unsecured, non-interest -bearing demand loan with balance of $65,326.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of March 31, 2022.

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

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Flywheel Advanced Technology, Inc., a Nevada corporation unless the context requires otherwise.

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

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12-month period we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2022 and 2021.

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021.

During the three months ended March 31, 2022 and 2021, we did not have any revenues.

Our financial statements report a net loss, all from operating expenses, of $53,710 and $1,166 for the three ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022, our operating expenses consisted primarily of professional fees of $37,115 and filing and public fees of $16,567. During the three months ended March 31, 2021, our operation expenses consisted primarily of professional fees of $1,166.

Six Months Ended March 31, 2022 compared to Six Months Ended March 31, 2021.

During the six months ended March 31, 2022 and 2021, we did not have any revenues.

Our financial statements report a net loss, all from operating expenses, of $91,975 and $2,374,379 for the six ended March 31, 2022 and 2021, respectively.

During the six months ended March 31, 2022, our operating expenses consisted primarily of professional fees of $74,646 and filing and public fees of $16,567. During the six months ended March 31, 2021, our operation expenses consisted primarily of professional fees of $5,009 and stock based compensation of $2,369,070 to related party.

Liquidity and Capital Resources

Working Capital

As at March 31, 2022 and September 30, 2021, our total current assets were $0 and $0, respectively.

As at March 31, 2022, our current liabilities were $91,975 and stockholders’ deficit was $91,975, compared to current liabilities of $0 and shareholder ‘s deficit of $0 as of September 30, 2021.

Cash Flows

Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended March 31, 2022 and 2021, net cash flows used in operating activities was $65,326 and $5,308, respectively.

Investing Activities

The Company did not use any funds for investing activities during the six months ended March 31, 2022 and 2021.

Financing Activities

During the six months ended March 31, 2022 and 2021, our related party paid $65,326 and $5,308, respectively, on behalf of the Company for operating expenses.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 22, 2021, the Board of Directors and the majority shareholder of the Company approved a name change of the Company from Pan Global Corp. to Flywheel Advanced Technology, Inc. The Board of Directors and the majority shareholder also approved a reverse split of a 1:100 of the issued and outstanding shares of common stock so that one new share shall be issued for every one hundred shares that are issued and outstanding.

In connection with the name change and reverse stock split, the Company submitted to the Financial Industry Regulatory Authority, Inc. (“FINRA”) a voluntary request for a change of the Company’s trading symbol. The name change and the reverse stock split will become effective for trading purposes when approval of said corporate actions is approved by FINRA. The Company will file a Current Report on Form 8-K to disclose the effective date of the name change and trading symbol change upon receipt of the notification from FINRA

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description
3.10*	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of Nevada
31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.1**	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2022

FLYWHEEL ADVANCED TECHNOLOGY, INC.

By:	/s/ Tang Siu Fung
Name:	Tang Siu Fung
Title:	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

