Form 10-Q
period 2022-06-30
FLYWHEEL ADVANCED TECHNOLOGY, INC.
filed 2022-08-10
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of August 8, 2022 was 1,551,550 shares.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022 AND SEPTEMBER 30, 2021

1

FLYWHEEL ADVANCED TECHNOLOGY, INC.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

BALANCE SHEETS

	June 30, 2022 (Unaudited)	September 30, 2021
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued Expenses	$12,898	$-
Due to Related Party	106,826
Total current liabilities	119,724	-
Total Liabilities	119,724	-

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Series A-1 Convertible Preferred Stock, $0.0001 par value, 25,000,000 shares authorized, 10,000,000 shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	1,000	1,000
Common stock, $0.0001 par value 550,000,000, shares authorized, 162,255,000 shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	16,226	16,226
Paid in Capital	2,519,102	2,519,102
Accumulated deficit	(2,656,052)	(2,536,328)
Total Stockholders’ (Deficit)	(119,724)	-

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administration	1,316	3,859	18,645	4,159
Professional fees	26,433	14,069	101,079	19,078
Stock based compensation -related party	-	-	-	2,369,070
Total Operating Expenses	27,749	17,928	119,724	2,392,307

LOSS FROM OPERATION	(27,749)	(17,928)	(119,724)	(2,392,307)

OTHER EXPENSE
Total Other Expenses	-	-	-	-

INCOME BEFORE INCOME TAXES	(27,749)	(17,928)	(119,724)	(2,392,307)

Income taxes expenses	-	-	-	-

NET LOSS	$(27,749)	$(17,928)	$(119,724)	$(2,392,307)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	162,255,000	162,255,000	162,255,000	162,046,941

The accompanying notes are an integral part of these financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

(unaudited)

	Series A-1 Convertible		Series A Convertible		Series C Convertible		Series D Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	in Capital	Deficit	Total
Balance at September 30, 2021	10,000,000	$1,000	-	$-	-	$-	-	$-	162,255,000	$16,226	$2,519,102	$(2,536,328)	$-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(38,265)	(38,265)

Balance at December 31, 2021	10,000,000	1,000	-	-	-	-	-	-	162,255,000	16,226	2,519,102	(2,574,593)	(38,265)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(53,710)	(53,710)

Balance at March 31, 2022	10,000,000	$1,000	-	$-	-	$-	-	$-	162,255,000	$16,226	$2,519,102	$(2,628,303)	$(91,975)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(27,749)	(27,749)

Balance at June 30, 2022	10,000,000	$1,000	-	$-	-	$-	-	$-	162,255,000	$16,226	$2,519,102	$(2,656,052)	$(119,724)

The accompanying notes are an integral part of these financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

(unaudited)

	Series A-1 Convertible Preferred Stock		Series A Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Paid	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	in Capital	Deficit	Total
Balance at September 30, 2020	-	$-	2,250,000	$225	4,800,000	$480	50,000	$5	155,155,000	$15,516	$105,126	$(144,021)	$(22,669)

Conversion of preferred stock to common stock	-	-	(2,250,000)	(225)	(4,800,000)	(480)	(50,000)	(5)	7,100,000	710	-	-	-

Issuance of preferred stock to related party	10,000,000	1,000	-	-	-	-	-	-	-	-	2,368,070		2,369,070

Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,373,213)	(2,373,213)

Balance at December 31, 2020	10,000,000	1,000	-	-	-	-	-	-	162,255,000	16,226	2,473,196	(2,517,234)	(26,812)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,166)	(1,166)

Balance at March 31, 2021	10,000,000	$1,000	-	$-	-	$-	-	$-	162,255,000	$16,226	$2,473,196	$(2,518,400)	$(27,978)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(17,928)	(17,928)

Balance at June 30, 2021	10,000,000	$1,000	-	$-	-	$-	-	$-	162,255,000	$16,226	$2,473,196	$(2,536,328)	$(45,906)

The accompanying notes are an integral part of these financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss before income taxes	$(119,724)	$(2,392,307)
Adjusted to reconcile net loss to cash provided by operating activities:
Stock based compensation to related party	-	2,369,070
Changes in operating assets and liabilities (Increase)/decrease in:
Accrued expenses	12,898	-
Net cash used in operating activities	(106,826)	(23,237)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	106,826	23,237
Net cash provided by financing activities	106,826	23,237

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	-	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
1) Cash paid for interest	$-	$-
2) Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

AS OF JUNE 30, 2022 AND 2021

NOTE- 1 ORGANIZATION AND BUSINESS BACKGROUND

Flywheel Advanced Technology, Inc. (formerly known as Pan Global Corp.) (“the Company”) was incorporated in the state of Nevada on April 30, 2010 under the name of Savvy Business Support, Inc. (“Savvy”). Savvy offered general business services/support to start-up companies, small and medium business planning to expand, individuals, and other business and organizations. It was considered to be a shell company. On April 25, 2013, Savvy entered into a Stock Exchange Agreement (the “Exchange Agreement”) with Pan Asia Infratech Corp. a Nevada corporation (“Pan Asia”). Pan Asia was incorporated in Nevada on July 13, 2012.

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

On November 21, 2021, Board of directors and majority shareholder approved the change of the Company’s name to “Flywheel Advanced Technology, Inc.”, and the change of the Company’s trading symbol will be effective on August 3, 2022.

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

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of June 30, 2022, the Company had no cash, negative working capital of $119,724 and an accumulated deficit of $2,656,052.

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

NOTE 3 – RELATED PARTY NOTES PAYABLE

During the nine months ended June 30, 2021, all of the Company’s financing has come from its Court appointed custodian, Custodian Ventures, LLC who had loaned the Company $27,978 in the form of interest demand loan. As of the result of change of the control on July 13, 2021, $45,906 loan payable balance as of June 30, 2021 was forgiven and recognized as paid in capital.

During the nine months ended June 30,2022, the Company’s financing was from our related company, who has advanced $106,301 by paying for operation expenses on behalf of the Company. As of June 30, 2022, the Company was obliged to the related party, for an unsecured, non-interest -bearing demand loan with balance of $106,826.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of June 30, 2022.

NOTE 5 – SUBSEQUENT EVENTS

On July 13, 2022, the Company was advised by FINRA that the 1:100 reverse stock split of the Company’s common stock would become effective on July 14, 2022. As of July 14, 2022, the 1:100 reverse stock split of the Company’s common stock became effective. Following the effectiveness of the reverse stock split, there are currently 1,551,550 shares of common stock issued and outstanding as compared to 155,155,000 shares of the Company’s common stock issued and outstanding prior to the reverse stock split.

The Company was also informed by FINRA that the ticker symbol will be changed 20 days after the reverse split. The new CUSIP of the Company’s common stock is 69806B205.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended June 30, 2022 and 2021.

Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021.

During the three months ended June 30, 2022 and 2021, we did not have any revenue.

Our financial statements report a net loss, all from operating expenses, of $27,749 and $17,928 for the three ended June 30, 2022 and 2021, respectively.

During the three months ended June 30, 2022, our operating expenses consisted primarily of professional fees of $26,433 and filing and public fees of $1,316 . During the three months ended June 30, 2021, our operation expenses consisted primarily of professional fees of $14,069 and filing and public fees of $3,859.

Nine Months Ended June 30, 2022 compared to Nine Months Ended June 30, 2021.

During the nine months ended June 30, 2022 and 2021, we did not have any revenue.

Our financial statements report a net loss, all from operating expenses, of $119,724 and $2,392,307 for the nine ended June 30, 2022 and 2021, respectively.

During the nine months ended June 30, 2022, our operating expenses consisted primarily of professional fees of $101,079 and filing and public fees of $18,645. During the nine months ended June 30, 2021, our operation expenses consisted primarily of professional fees of $19,078, filing and public fees of $4,159 and stock based compensation of $2,369,070 to related party.

Liquidity and Capital Resources

Working Capital

As of June 30, 2022 and June 30, 2021, our total current assets were $0 and $0, respectively.

As of June 30, 2022, our current liabilities were $119,724 and stockholders’ deficit was $119,724 compared to current liabilities of $45,906 and shareholder ‘s deficit of $45,906 as of June 30, 2021.

Cash Flows

Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended June 30, 2022 and 2021, net cash flows used in operating activities was $106,826 and $23,237, respectively.

Investing Activities

The Company did not use any funds for investing activities during the nine months ended June 30, 2022 and 2021.

Financing Activities

During the nine months ended June 30,2022 and 2021, our related party paid $106,826 and $23,237 , respectively, on behalf of the Company for operating expenses.

Going Concern

The independent registered public accounting firm auditors’ report accompanying our June 30, 2022 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 5, 2022, pursuant to authorization from the Financial Industry Regulatory Authority, the Company’s stock ticker symbol was changed to FWFW.

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

Dated: August 10, 2022
FLYWHEEL ADVANCED TECHNOLOGY, INC.

	By:	/s/ Tang Siu Fung
	Name:	Tang Siu Fung
	Title:	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

