Form 10-K
period 2022-09-30
FLYWHEEL ADVANCED TECHNOLOGY, INC.
filed 2022-12-28
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of March 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $26,376 based on a closing price of $0.017 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of December 28, 2022, the Registrant had 17,751,564 shares of common stock issued and outstanding.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, mean Flywheel Advanced Technology, Inc. unless otherwise indicated.

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

Corporate History

Flywheel Advanced Technology, Inc. (formerly known as Pan Global Corp.) (the “Company”) was incorporated in the state of Nevada on April 30, 2010, under the name of Savvy Business Support, Inc. (“Savvy”). Savvy’s business was offering general business services/support to start-up companies, small and medium business planning to expand, individuals, and other business and organizations. Savvy was considered to be a shell company.

On April 25, 2013, Savvy entered into a Stock Exchange Agreement (the “Pan Asia Exchange Agreement”) with Pan Asia Infratech Corp. a Nevada corporation (“Pan Asia”). Pan Asia was incorporated in Nevada on July 13, 2012.

Pursuant to the Pan Asia Exchange Agreement, consummated on April 26, 2013, the stockholders of Pan Asia transferred to Savvy 100% of the outstanding capital stock of Pan Asia (consisting of 15,000 shares of common stock, no par value) in exchange for, on a pro rata basis, an aggregate of 90,000,000 shares of Savvy’s common stock (the “Pan Asia Exchange”). As a result of the Pan Asia Exchange, Pan Asia became a wholly owned subsidiary of Savvy, and the business of Pan Asia became the business of the Company.

On April 26, 2013, Savvy amended its Articles of Incorporation with the Secretary of State of Nevada thereby changing its name from “Savvy Business Support, Inc.” to “Pan Global, Corp.” On May 2, 2013, the OTCQB symbol of the Company’s common stock was changed from SVYB to PGLO.

On July 16, 2020, as a result of a custodianship in Clark County, Nevada, Case Number: A-20-816264-B, Custodian Ventures LLC (the “Custodian”) was appointed custodian of Pan Global Corp.

On July 16, 2020, the Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer and Chairman of the Board of Directors.

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

On May 5, 2021, an Order was entered in the Eighth Judicial District Court, Clark County, Nevada, Barring Unasserted Claims and Terminating Custodianship in Case No. A-20-816264-B, releasing the Company from all unasserted claims and debt which arose on or before the date of the order.

On July 13, 2021, a Stock Purchase Agreement was entered into between NYJJ Hong Kong Limited (the “NYJJ”) and Sparta Universal Industrial Ltd. (“Sparta”), wherein Sparta purchased 10,000,000 shares of Series A-1 Preferred Stock, par value $0.0001 per share (the “A-1 Preferred Shares”) of Company. As a result, Sparta became an approximately 90% holder of the voting rights of the issued and outstanding shares of the Company, on a fully diluted basis, and became the controlling shareholder. Sparta is controlled by Tang Siu Fung.

At the effective date of transfer, David Lazar ceased to be the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer and Chairman of the Board of as Directors, and the Company appointed:

●	Tang Siu Fung as President, Chief Executive Officer, and Chairman of the Board of Directors;
●	Cheng Sin Yi as Secretary, and Treasurer;
●	Tin Sze Wai as Director;
●	Ip Tsz Ying as Director;
●	Ho Yiu Chung as Director; and
●	Lai Chi Chuen as Director.

On November 21, 2021, the Board of Directors and majority shareholder approved the change of the Company’s name to “Flywheel Advanced Technology, Inc.”, and the change of the Company’s trading symbol became effective on August 3, 2022.

On November 22, 2021, the Board of Directors of the Company approved a reverse split of the issued and outstanding shares of its common stock on a 1:100 basis.

On July 13, 2022, the Company was advised by the Financial Industry Regulatory Authority (“FINRA”) that the 1:100 reverse stock split of the Company’s common stock would become effective on July 14, 2022. The 1:100 reverse stock split of the Company’s common stock became effective on July 14, 2022.

Following the effectiveness of the reverse stock split, there are currently 1,551,550 shares of common stock issued and outstanding as compared to 155,155,000 shares of the Company’s common stock issued and outstanding prior to the reverse stock split. The new CUSIP of the Company’s common stock is 69806B205.

The Certificate of Amendment to the Articles of Incorporation effectuating the name change was filed with the Secretary of State of the State of Nevada. On August 5, 2022, the Company was informed by FINRA that the new ticker symbol of the Company is “FWFW”.

On September 15, 2022, the Company filed with the Secretary of State of the State of Nevada an Amendment (the “Preferred Stock Amendment”) to the Certificate of Designation for its Preferred Stock. The Preferred Stock Amendment was approved by the Board of Directors of the Company and Sparta, the sole holder of all the 10,000,000 issued and outstanding shares of Preferred Stock.

Pursuant to the Preferred Stock Amendment, the conversion rate of the Preferred Stock was changed to provide that each share of Preferred Stock shall be convertible, at the option of the holder, into 1.62 fully paid and nonassessable shares of the Company’s common stock. The Preferred Stock Amendment was necessary as the terms of the Certificate of Designation for the Preferred Stock expressly provided that the conversion ratio of 162 shares of common stock for each share of Preferred Stock would not be reduced in the event of a stock split or other capitalization of the Company.

Also on September 15, 2022, Sparta provided notice to the Company to convert all of the issued and outstanding Preferred Stock into 16,200,000 shares of common stock. The Board of Directors of the Company approved the conversion and agreed that the Company would not charge any fee or expense for such conversion. Accordingly, as of the date of this Annual Report on Form 10-K, Sparta is currently the holder of 16,200,000 of the 17,751,564 shares of common stock issued and outstanding, or approximately 91.3%.

Blue Print Agreement

On November 30, 2022, the Company incorporated Blue Print Global, Inc. (“Blue Print”) in the British Virgin Islands to establish an operation to source the supply and sale of warehouse patrol robots. The Company holds 70% of Blue Print, and the balance is held by So Ha Tsang and Sau Ping Leung (the “Blue Print Shareholders”), two individuals unrelated to the Company, with each party holding 15%.

The Company and the Blue Print Shareholders executed a Shareholder Agreement on December 7, 2022 (the “Blue Print Shareholder Agreement”), regarding the governance and other matters relating to Blue Print. According to the Shareholder Agreement, where an act is to be effected by the board, the requirement will be read as requiring the shareholders to do everything in their power to bring about that act and not as requiring the board to do so.

If all of the shareholders determine that Blue Print requires additional funds, the Company agreed that it will provide Blue Print with an interest-bearing shareholder loan at an annual interest rate equating to the Hong Kong interbank offered rate, quoted as an annual rate for a one (1) month period, prevailing at close of business on the next business day immediately after the loan is granted plus 3%.

The shareholders have a preemptive right on any shares to be issued by Blue Print. The shareholders also agreed not to directly or indirectly sell, assign, transfer, pledge, hypothecate or otherwise dispose of or in any other way encumber their shares in Blue Print except with the prior written approval of all of the shareholders. Each shareholder was granted a right of first offer to purchase any shares in Blue Print that a shareholder desires to transfer.

Blue Print appointed Yiu Chung Ho as its sole director. Mr. Ho graduated with a Bachelor of Engineering in Mechanical Engineering from the Hong Kong University of Science and Technology. He has broad experience as a senior mechanical engineer in a wide range of areas, including making automotive components design, creating automatics processes, and designing facilities for mass production. He also acted as a director of Goldman Technology and had registered two lighting technology patents. Mr. Ho is fully responsible for the development and execution of Blue Print’s business plan. Under his leadership, the Company expects Blue Print will build up a technical team to manage its robot supply sources, a sales and marketing team to provide support to its present and future sales agents, and a customer service team to give post-sales support to robot buyers.

On December 7, 2022, Blue Print entered into an Agency Agreement (the “Agency Agreement”) with International Supply Chain Alliance Co., Ltd. of Hong Kong (“ISCA”). Pursuant to the Agency Agreement, Blue Print appointed ISCA as its authorized agent to distribute warehouse patrol robots in the People’s Republic of China (“China”). The Agency Agreement is valid for five years and will be automatically renewed for another five years unless a written non-renewal notice is provided by either party at least 30 days before the expiration date. However, there is no early termination option in the Agency Agreement.

The Agency Agreement provides that ISCA will use its best efforts to fulfill its obligations to inform Blue Print of market conditions and the market position affecting Blue Print in China, and Blue Print agrees to support ISCA in fulfilling its obligations by making available all product information, providing general sales terms and conditions, a valid pricelist, and all necessary information and direction.

During and for a period of one year after termination of the Agency Agreement, ISCA agrees to not directly or indirectly engage in the sale or trade of any product that is comparable to and/or competitive and/or could serve as a substitute for the product.

Blue Print agrees to pay ISCA a 10% commission based on all delivered and invoiced direct orders, provided that a purchaser fulfilled all its obligations of the sales agreement to Blue Print. A purchaser is deemed to have fulfilled its obligations at the moment Blue Print has received its payment for the products.

Blue Print’s minority shareholder, Sau Ping Leung, and one of ISCA’s working partners, Kai Shun Kwong, are husband and wife.

QBS System Agreement

On December 15, 2022, the Company, entered into a share exchange agreement (the “QBS Share Exchange Agreement”) with QBS System Limited, a limited company incorporated under the laws of Hong Kong (“QBS System”), and QBS Flywheel Limited, a company incorporated under the laws of Australia (the “QBSFL”). Subject to the closing conditions set forth in the Share Exchange Agreement, at the closing QBSFL will transfer and assign to the Company all of the issued and outstanding shares of QBS System in exchange for 8,939,600 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). Following the closing of the share exchange, there will be no change in the officers and directors of the Company, and QBS System will continue its business as a wholly owned subsidiary of the Company.

Business

Business Objectives of the Company

We do not currently engage in any business activities that provide revenue or cash flow. Our management is actively exploring an acquisition of an operating company, with revenue and the potential for growth, through a business combination with an entity which has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets or is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or merger with, an entity which desires access to the U.S. capital markets.

On November 30, 2022, the Company incorporated Blue Print in the British Virgin Islands to establish an operation to source the supply and sale of warehouse patrol robots. The Company holds 70% of Blue Print, and the balance is held by the Blue Print Shareholders, with each party holding 15%. The Company expects Blue Print will build up a technical team to manage its robot supply sources, a sales and marketing team to provide support to its present and future sales agents, and a customer service team to give post-sales support to robot buyers.

On December 15, 2022, the Company, entered into the QBS Share Exchange Agreement with QBS System, and QBSFL. Subject to the closing conditions set forth in the Share Exchange Agreement, at the closing QBSFL will transfer and assign to the Company all of the issued and outstanding shares of QBS System in exchange for 8,939,600 newly issued shares of the Company’s common stock. Following the closing of the QBS Share Exchange Agreement, there will be no change in the officers and directors of the Company, and QBS System will continue its business as a wholly owned subsidiary of the Company.

Based on information provided to the Company, QBS System provides IoT solutions and services to assist its clients build applications using available IoT devices, sensors, frameworks, and platforms, to integrate hardware and software solutions with clients existing landscape or implement new IoT solutions for enterprises. QBS system, which was founded in 2011, provides full-range IoT services comprising consulting, development and implementation, analytics, support, and evolution. It has a business portfolio providing IoT integration solution services, IoT maintenance, support services, IoT projects and ventures BPO services, and approximately nine years of experience in Hong Kong providing IoT software and hardware engineering services. Clients range across various industries, such as logistics and supply chain management, food & beverage, automation and smart building.

The closing of the share exchange will not occur until QBS System delivers to the Company (i) audited consolidated balance sheets of QBS System and its subsidiaries as of March 31, 2021, and 2022, and the related audited consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the fiscal year ended March 31, 2021 and 2022, together with the notes to such statements and the opinion of Paris Kreit & Chui CPA LLP, and (ii) unaudited consolidated balance sheets of QBS System and its subsidiaries as of October 31, 2022, and the related unaudited consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the period from April 1, 2022, to October 31, 2022. In addition to the delivery of the financial statements required by the Securities and Exchange Commission, the consummation of the share exchange is subject to other closing conditions, including, among other matters the accuracy of the parties’ respective representations and warranties in the Share Exchange Agreement, subject to specified materiality qualifications and the absence of any material adverse conditions of QBS System. The Share Exchange Agreement is set forth as Exhibit 10.3 in the Company’s Form 8-K, which it filed on December 16, 2022.

We have also had discussions with other businesses that are interested in exploring a transaction with us and we will continue to pursue those and other opportunities. We cannot assure you that we will be successful in completing any acquisition.

Competition and Market Conditions

Until we successfully close the QBS transaction, or another transaction, we will continue to face substantial competition to identify and pursue a business venture. The primary source of competition is expected to be from other companies organized and funded for similar purposes, including small venture capital firms, blank check companies, and wealthy investors, many of which may have substantially greater financial and other resources than we do. In light of our limited financial and human resources, we are at a competitive disadvantage compared to many of our competitors in our efforts to obtain an operating business or assets necessary to commence our operations in a new field. Additionally, with the economic downturn caused by the coronavirus pandemic, many venture capital firms and similar firms and individuals have been seeking to acquire businesses at discounted rates, and we therefore currently face additional competition and resultant difficulty obtaining a business. We expect these conditions to persist at least until such time as the economy recovers. Further, even if we are successful in obtaining a business or assets for new operations, we expect there to be enhanced barriers to entry in the marketplace in which we decide to operate as a result of reduced demand and/or increased raw material costs caused by the pandemic and other economic forces that are beyond our control.

Regulations

Depending on the business or businesses we may acquire in the future, we may become subject to other laws or regulations that require us to make material expenditures on compliance including the increasing state level regulation of privacy. Any such requirements could require us to divert significant human and capital resources on compliance, which could have an adverse effect on our future operating results.

Employees

As of the date of this Report, we do not have employees. However, an entity controlled by our Chief Executive Officer provides part-time consulting services to us without compensation.

Available Information

We do not currently have a website. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with, or furnished to, the Securities and Exchange Commission (“SEC”) free of charge on the SEC’s website (www.sec.gov) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES

The Company’s principal business and corporate address is 1185 Avenue of the Americas, 3rd Floor, New York, New York 10036. We are operating in space provided at no expense by our officers and directors.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is not listed on any securities exchange and is quoted on the OTC Pink Market under the symbol “FWFW” Because our common stock is not listed on a securities exchange and its quotations on OTC Pink are limited and sporadic, there is currently no established public trading market for our common stock.

Holders

As of December 28, 2022, there were 35 shareholders of record of the Company’s common stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Vstock Transfer, 18 Lafayette Place, Woodmere, New York 11598, Telephone # 212-828-8436.

Dividends

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Options and Warrants

We do not have any outstanding options or warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

Unregistered Sales of Equity Securities

We have previously disclosed all sales of securities without registration under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.”

Cautionary Note Concerning Factors That May Affect Future Results

This Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to shareholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements.

Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “should,” “could,” “forecast” and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include, among others, statements relating to:

●	the Company’s strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position,

●	worldwide economic, political, and capital markets conditions, such as interest rates, foreign currency exchange rates, financial conditions of our suppliers and customers, and natural and other disasters or climate change affecting the operations of the Company or our suppliers and customers,
●	new business opportunities, product development, and future performance or results of current or anticipated products,
●	the scope, nature or impact of acquisition, strategic alliance and divestiture activities,
●	the outcome of contingencies, such as legal and regulatory proceedings,
●	future levels of indebtedness, common stock repurchases and capital spending,
●	future availability of and access to credit markets,
●	asset impairments,
●	tax liabilities,
●	information technology security, and
●	the effects of changes in tax (including the newly enacted Tax Cuts and Jobs Act), environmental and other laws and regulations in the United States and other countries in which we operate.

Overview

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

We do not expect to generate any revenues over the next 12 months, unless we are able to enter into a business combination with an operating company. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and possible costs relating to consummating an acquisition or combination. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors.

We intend to contract out certain technical and administrative functions on an as-needed basis in order to conduct our operating activities. Our management team will select and hire these contractors and manage and evaluate their work performance.

Results of Operations

Year Ended September 30, 2022, Compared to Year Ended September 30, 2021

Revenues. During the years ended September 30, 2022, and 2021, we did not realize any revenues from operations.

Operating expenses. For the year ended September 30, 2022, our total operating expenses was $204,130 resulting from general and administration expenses in the amount of $23,657, and professional fees in the amount of $180,473. For corresponding period ended September 30, 2021, operating expenses were $2,392,307, primarily due to stock-based compensation to a related party in the amount $2,369,070. General and administration expenses and professional fees were $4,159 and $19,078, respectively.

Loss from operations. As a result of the foregoing, our loss from operations was $204,130 for the year ended September 30, 2022, compared to $2,392,307 for the year ended September 30, 2021.

Income taxes. Our income tax expenses incurred for the years ended September 30, 2022, and 2021 was $0.

Net loss. For the year ended September 30, 2022, our net loss was $204,130 compared to $2,392,307 for the year ended September 30, 2021. The decrease was primarily due to the decrease operating expenses.

Liquidity and Capital Resources

As of September 31, 2022, we had current assets of $0, we had liabilities of $204,130, and our cumulative working capital deficit was $2,740,458. We anticipate that our current liquidity is not sufficient to meet the obligations associated with being a company that is fully reporting with the SEC.

To date, we have managed to keep our monthly cash flow requirement low for two reasons. First, our officers do not draw a salary at this time. Second, we have been able to keep our operating expenses to a minimum by operating in space provided at no expense by our officers and directors.

We currently have no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have not yet generated any revenue and have incurred losses to date of approximately $2,740,458. In addition, our current liabilities are $204,130 and we have no current assets. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Cash Flows

Operating Activities

For the year ended September 30, 2022, net cash used in operating activities was $181,210, related to our net loss of from continuing operation of $204,130.

For the year ended September 30, 2021, net cash used in operating activities was $23,236, related to our net loss from continuing operations of $2,392,307

Investing Activities

Net cash provided by investing activities for the years ended September 30, 2022, and September 30, 2021, was $0.

Financing Activities

Net cash provided by financing activities for the year ended September 30, 2022, was $181,210 as compared to the corresponding period September 30, 2021, was $23,236. The Company’s financing was from our related company, which has advanced $181,210 by paying for operation expenses on behalf of the Company. As of September 30, 2022, the Company was obliged to the related party, for an unsecured, non-interest -bearing demand loan with balance of $181,210.

Future Capital Requirements

Our current available cash and equivalents are not sufficient to satisfy our liquidity requirements. Our capital requirements for the fiscal year ending September 30, 2023, will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

Our plans to finance our operations include seeking equity and debt financing, alliances or other partnership agreements, or other business transactions, that would generate sufficient resources to ensure continuation of our operations.

The sale of equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned activities and limit our operations which could have a material adverse effect on our business, financial condition and results of operations.

Inflation

The amounts presented in our financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of September 30, 2022, the Company had no cash and an accumulated deficit of $2,740,458.

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

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results as reported have not been affected in any material way by inflation. However, the Company is aware that global inflation is increasing, and it expects that inflation will affect the Company during fiscal year ending June 2023, though it cannot predict at this point in what ways.

Critical Accounting Policies

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FLYWHEEL ADVANCED TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flywheel Advanced Technology, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Flywheel Advanced Technology, Inc. (the “Company”) as of September 30, 2022 and 2021 and the related statements of operations, shareholders’ equity, and cash flows for the two years in the period ended September 30, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the two years in the period ended September 30, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

December 27, 2022

FLYWHEEL ADVANCED TECHNOLOGY, INC.

Balance Sheet

	September 30,	September 30,
	2022	2021

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued Expenses	$22,920	$-
Due to Related Party	181,210
Total current liabilities	204,130	-
Total Liabilities	204,130	-

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Series A-1 Convertible Preferred Stock, $0.0001 par value,25,000,000 shares authorized, 0 share and 10,000,000 shares issued and outstanding as of September 30, 2022 and September 30, 2021, respectively	-	1,000
Common stock, $0.0001 par value 550,000,000, shares authorized,17,822,564 shares and 1,622,550 shares issued and outstanding as of September 30, 2022 and September 30, 2021, respectively	1,782	162
Paid in Capital	2,534,546	2,535,166
Accumulated deficit	(2,740,458)	(2,536,328)
Total Stockholders’ (Deficit)	(204,130)	-

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

	September 30,	September 30,
	2022	2021

REVENUE	$-	$-

OPERATING EXPENSES
General and administration	23,657	4,159
Professional fees	180,473	19,078
Stock based compensation -related party	-	2,369,070
Total Operating Expenses	204,130	2,392,307

LOSS FROM OPERATION	(204,130)	(2,392,307)

OTHER EXPENSE
Total Other Expenses	-	-

INCOME BEFORE INCOME TAXES	(204,130)	(2,392,307)

Income taxes expenses	-	-

NET LOSS	$(204,130)	$(2,392,307)

Net loss per share - basic and diluted	$(0.03)	$(1.47)

Weighted average number of shares outstanding	5,874,306	1,622,550

The accompanying notes are an integral part of these financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

	Series A-1 Convertible		Series A Convertible		Series C Convertible		Series D Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance at September 30, 2021	10,000,000	$1,000	-	$-	-	$-	-	$-	1,622,550	$162	$2,535,166	$(2,536,328)	$-

Conversion of Series A-1 Convertible Preferred Stock to Common Stock	(10,000,000)	$(1,000)	-	$-	-	$-	-	$-	16,200,000	$1,620	$(620)	$-	$-

Issuance of Common Stock for reverse stock split	-	$-	-	$-	-	$-	-	$-	14	$-	$-	$-	$-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(204,130)	(204,130)

Balance at September 30, 2022	-	$-	-	$-	-	$-	-	$-	17,822,564	$1,782	$2,534,546	$(2,740,458)	$(204,130)

The accompanying notes are an integral part of these financial statements

Prior period results have been adjusted to reflect the Reverse Stock Split.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

	Series A-1 Convertible		Series A Convertible		Series C Convertible		Series D Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance at September 30, 2020	-	$-	2,250,000	$225	4,800,000	$480	50,000	$5	1,551,550	$155	$120,487	$(144,021)	$(22,669)

Conversion of preferred stock to common stock	-	-	(2,250,000)	(225)	(4,800,000)	(480)	(50,000)	(5)	71,000	7	703	-	-

Issuance of preferred stock to related party	10,000,000	1,000	-	-	-	-	-	-	-	-	2,368,070	-	2,369,070

Capital contribution by former related party	-	-	-	-	-	-	-	-	-	-	45,906		45,906

Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,392,307)	(2,392,307)

Balance at September 30, 2021	10,000,000	$1,000	-	$-	-	$-	-	$-	1,622,550	$162	$2,535,166	$(2,536,328)	$-

The accompanying notes are an integral part of these financial statements

Prior period results have been adjusted to reflect the Reverse Stock Split.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

	September 30,	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss before income taxes	$(204,130)	$(2,392,307)
Adjusted to reconcile net loss to cash provided by operating activities:
Stock based compensation to related party	-	2,369,070
Changes in operating assets and liabilities
Increase/(decrease) in:
Accrued expenses	22,920	-
Net cash used in operating activities	(181,210)	(23,237)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	181,210	23,237
Net cash provided by financing activities	181,210	23,237

NET INCREASE IN CASH AND
CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	-	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
1) Cash paid for interest	$-	$-
2) Cash paid for taxes	$-	$-
3) Contribution from former related party	$-	$45,906

The accompanying notes are an integral part of these financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022 AND 2021

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

The Company has been dormant since September, 2014.

On July 16, 2020, as a result of a custodianship in Clark County, Nevada, Case Number: A-20-816264-B, Custodian Ventures LLC (“Custodian”) was appointed custodian of the Company.

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

In November 2020 the Company designated 25,000,000 new Preferred Shares and 10,000,000 Par Value $0.0001 Preferred A-1 Shares were designated and awarded to Custodian for services performed and for loans extended to the Company. Each preferred share is convertible to 162 shares of common stock.

On July 13, 2021, a Stock Purchase Agreement was entered into between NYJJ Hong Kong Limited (Seller) and Sparta Universal Industrial Ltd. (Purchaser), wherein the Purchaser purchased 10,000,000 shares of Series A-1 Preferred Stock, par value $0.0001 per share (the “Shares”) of the Company. As a result, the Purchaser became an approximately 90% holder of the voting rights of the issued and outstanding shares of the Company, on a fully-diluted basis, and became the controlling shareholder.

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

On November 21, 2021, Board of directors and majority shareholder approved the change of the Company’s name to “Flywheel Advanced Technology, Inc.”.

On July 13, 2022, the Company was advised by Financial Industry Regulatory Authority (“FINRA”) that a 1:100 reverse stock split of the Company’s common stock would become effective on July 14, 2022. As of July 14, 2022, the 1:100 reverse stock split of the Company’s common stock became effective. Following the effectiveness of the reverse stock split, there are currently 1,551,550 shares of common stock issued and outstanding as compared to 155,155,000 shares of the Company’s common stock issued and outstanding prior to the reverse stock split.

On August 5, 2022, the Company was informed by the FINRA that the new ticker symbol of the Company is “FWFW”.

On September 15, 2022, the Company filed with the Secretary of State of the State of Nevada an Amendment (the “Amendment”) to the Certificate of Designation for the Series A-1 Preferred Stock (the “Preferred Stock”). The Amendment was approved by the Board of Directors of the Company and Sparta Universal Industrial Ltd. (“Sparta”), the sole holder of all the 10,000,000 issued and outstanding shares of Preferred Stock.

Pursuant to the Amendment, the conversion rate of the Preferred Stock was changed to provide that each share of Preferred Stock shall be convertible, at the option of the holder, into 1.62 fully paid and nonassessable shares of the Company’s common stock. The Amendment was necessary as the terms of the Certificate of Designation for the Preferred Stock expressly provided that the conversion ratio of 162 shares of common stock for each share of Preferred Stock would not be reduced in the event of a stock split or other capitalization of the Company.

On September 15, 2022, the Company’s outstanding 10,000,000 shares of Preferred Stock were converted on a one for 1.62 basis into 16,200,000 common shares. Concurrently these Preferred Stock were cancelled.

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

As of July 14, 2022, the 1:100 reverse stock split of the Company’s common stock became effective. Prior period results have been adjusted to reflect the Reverse Stock Split in 2021. The split did not change the Company’s Common Stock Par value but changed opening Common Stock and Additional Paid in Capital balances by offsetting amounts.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of September 30, 2022, the Company had no cash and an accumulated deficit of $2,740,458.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents on September 30, 2022.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 550,000,000 shares of $0.0001 par value, common stock. As of September 30, 2022, there were 17,822,564 shares of Common Stock issued and outstanding, respectively.

As of July 14, 2022, the 1:100 reverse stock split of the Company’s common stock became effective. All share and per share data for all periods presented in the accompanying financial statements and the related disclosures have been adjusted retrospectively to reflect the Reverse Stock Split. The number of authorized shares of common stock and the par value per share remains unchanged.

Preferred Stock

On September 15, 2022, the Company filed with the Amendment to the Certificate of Designation for the Preferred Stock. The Amendment was approved by the Board of Directors of the Company and Sparta, the sole holder of all the 10,000,000 issued and outstanding shares of Preferred Stock.

Pursuant to the Amendment, the conversion rate of the Preferred Stock was changed to provide that each share of Preferred Stock shall be convertible, at the option of the holder, into 1.62 fully paid and nonassessable shares of the Company’s common stock. The Amendment was necessary as the terms of the Certificate of Designation for the Preferred Stock expressly provided that the conversion ratio of 162 shares of common stock for each share of Preferred Stock would not be reduced in the event of a stock split or other capitalization of the Company.

On September 15, 2022, the Company’s outstanding 10,000,000 shares of Preferred Stock were converted on a one for 1.62 basis into 16,200,000 common shares. Concurrently these Preferred Stock were cancelled.

NOTE 4 – RELATED PARTY NOTES PAYABLE

The Company’s financing was from our related company, who has advanced $181,210 by paying for operation expenses on behalf of the Company. As of September 30, 2022, the Company was obliged to the related party, for an unsecured, non-interest -bearing demand loan with balance of $181,210.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of September 30, 2022.

NOTE 6 – SUBSEQUENT EVENTS

On November 30, 2022, the Company incorporated Blue Print Global, Inc. (“Blue Print”) in the British Virgin Islands to establish an operation to source the supply and sale of warehouse patrol robots. The Company holds 70% of Blue Print, and the balance is held by two individuals unrelated to the Company, with each party holding 15%.

On December 7, 2022, Blue Print entered into an Agency Agreement (the “Agency Agreement”) with International Supply Chain Alliance Co., Ltd. of Hong Kong (“ISCA”). Pursuant to the Agency Agreement, Blue Print appointed ISCA as its authorized agent to distribute warehouse patrol robots in the People’s Republic of China (“China”). The Agency Agreement is valid for five years and will be automatically renewed for another five years unless a written non-renewal notice is provided by either party at least 30 days before the expiration date. However, there is no early termination option in the Agency Agreement.

On December 15, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with QBS System Limited, a limited company incorporated under the laws of Hong Kong (“QBS System”), and QBS Flywheel Limited, a company incorporated under the laws of Australia (the “Shareholder”). Subject to the closing conditions set forth in the Share Exchange Agreement, at the closing the Shareholder will transfer and assign to the Company all of the issued and outstanding shares of QBS System in exchange for 8,939,600 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). Following the closing of the share exchange, there will be no change in the officers and directors of the Company, and QBS System will continue its business as a wholly owned subsidiary of the Company.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the year September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Tang Siu Fung	42	President, Chief Executive Officer, and Chairman of the Board of Directors
Cheng Sin Yi	37	Secretary and Treasurer
Tin Sze Wai	42	Director
Ip Tsz Ying	38	Director
Ho Yiu Chung	40	Director
Lai Chi Chuen	49	Director

Tang Siu Fung, President, Chief Executive Officer and Chairman of the Board of Directors.

Tang Siu Fung has served as our President and Chief Executive Officer of our company and as our Chairman since the Share Exchange in September 2021. Mr. Tang has over 20-years of experience in the banking and financial services industry and has gained well-rounded experience and knowledge throughout the years serving in both international and local financial institutions in Hong Kong, including The Hong Kong and Shanghai Banking Corporation Limited, Standard Chartered Bank (Hong Kong) Limited and the subsidiary of Bank of China Limited). By setting out clear aims and objectives, Mr. Tang directs and oversees the business’s overall strategic direction, developing high-quality business strategies and leading the company to achieve short term, as well as long term, goals.

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

Tin Sze Wai, Director

Tin Sze Wai served as our Executive Vice President of our company since the Share exchange in September 2021. She currently serves as a director. Ms. Tin served as International Relationship Manager in Standard Chartered Bank (Hong Kong) Limited and served as Wealth Management Manager in AIA Group Limited since 2015. Ms. Tin has over than 18 years of wealth management experience specializing in portfolio management for the high-net-worth investors. Ms. Tin was graduated from the Hong Kong University of Science and Technology.

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

Lai Chi Chuen, Director.

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

Audit Committee

We do not have any committees of the Board.

Compensation Committee

We do not presently have a compensation committee. Our Board of Directors currently acts as our compensation committee.

Nominating Committee

We do not presently have a nominating committee. Our Board of Directors currently acts as our nominating committee.

Code of Ethics

Our Board has not adopted a Code of Ethics due to the Company’s size and lack of employees.

Board Leadership Structure

We have chosen to combine the Chief Executive Officer and Board Chairman positions.

Delinquent Section 16(a) Reports

Not Applicable

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal years ended September 30, 2022, and September 30, 2021, to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

We have not paid any compensation to our Named Executive Officers during the last two fiscal years.

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

Outstanding Equity Awards at Fiscal Year End

As of September 30, 2022, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

Director Compensation

To date, we have not paid our directors any compensation for services on our Board.

Equity Compensation Plan Information

The Company does not have any securities authorized for issuance or outstanding under an equity compensation plan or equity compensation grants made outside of such a plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of December 28, 2022, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 17,751,564 shares outstanding as of December 28, 2022.

Name and Address of Beneficial Owners of common stock[1]	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
Tang Siu Fung[2]	common stock	16,200,000	91.3%
Cheng Sin Yi	—	—	*
Tin Sze Wai	—	—	*
Ip Tsz Ying	—	—	*
Ho Yiu Chung	—	—	*
Lai Chi Chuen	—	—	*
DIRECTORS AND OFFICERS – TOTAL (6 persons)
5% SHAREHOLDERS
Sparta Universal Industrial Ltd. [2]	common stock	16,200,000	91.3%

* Less than 1%.

1 Unless otherwise indicated, the business address of each individual or entity listed in the table is c/o: Flywheel Advanced Technology, Inc., 1185 Avenue of the Americas, 3rd Floor, New York, New York 10036.

2 Our President, Chief Executive Officer and Chairman of the Board, Mr. Tang, is the controlling shareholder of Sparta Universal Industrial Ltd., which holds 16,200,000 shares of the Company’s common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 13, 2021, pursuant to a Stock Purchase Agreement between NYJJ and Sparta, wherein Sparta purchased the A-1 Preferred Shares of the Company. As a result, Sparta became an approximately 90% holder of the voting rights of the issued and outstanding shares of the Company, on a fully diluted basis, and became the controlling shareholder. Sparta is controlled by Tang Siu Fung, our chief executive officer and chairman of the board of directors.

On September 15, 2022, Sparta provided notice to the Company to convert all of the issued and outstanding A-1 Preferred Shares into 16,200,000 shares of common stock. The board of directors of the Company approved the conversion and agreed that the Company would not charge any fee or expense for such conversion. Accordingly, as of the date of this Annual Report on Form 10-K, Sparta is currently the holder of 16,200,000 of the 17,751,564 shares of common stock issued and outstanding, or approximately 91.3%.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	September 30, 2022	September 30, 2021
Audit Fee	$38,200	$15,000
Total fees paid or accrued to our principal accountant	$38,200	$15,000

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1.1	Articles of Incorporation, filed as Exhibit 3.1 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 27, 2010.

3.1.2	Certificate of Amendment, effective April 26, 2013, filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.

3.1.3

Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of Nevada, filed as Exhibit 3.10 to Quarterly Report on Form 10-Q, for the period ended March 31, 2022, filed with the Securities and Exchange Commission on May 13, 2022.

3.2	Bylaws, filed as Exhibit 3.2 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 27, 2010.

3.4.1

Series A Convertible Preferred Stock Certificate of Designations, effective September 24, 2012, filed as Exhibit 3.1 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 26, 2012.

3.4.2

Amendment to the Certificate of Designation of the Series A-1 Preferred Stock as filed with the Secretary of State of the State of Nevada on September 15, 2022, filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 22, 2022.

3.4.3

Series B Non-Convertible Preferred Stock Certificate of Designations, effective November 8, 2012, filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 9, 2012.

3.4.4

Amended and Restated Series C Preferred Stock Certificate of Designation, effective October 18, 2013, filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 18, 2013.

3.4.5

Series D Convertible Preferred Stock Certificate of Designations, filed on October 16, 2012, filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 17, 2013.

10.1

Shareholder Agreement dated December 7, 2022, by and among Flywheel Advance Technology, Inc., So Ha Tsang, and Sau Ping Leung, filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2022.

10.2

Agency Agreement, dated December 7, 2022, by and between International Supply Chain Alliance Co., Ltd. and Blue Print Global, Inc., filed as Exhibit 10.2 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2022.

99.1	Notice of Entry of Order Barring Claims and Terminating Custodianship, filed as Exhibit 99.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2020.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

Dated: December 28, 2022	By:	/s/ Tang Siu Fung
Tang Siu Fung Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

-20-