Form 10-Q
period 2022-12-31
FLYWHEEL ADVANCED TECHNOLOGY, INC.
filed 2023-02-14
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of February 14, 2023, was 17,751,564 shares.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022, AND SEPTEMBER 30, 2022

FLYWHEEL ADVANCED TECHNOLOGY, INC.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	September 30,
	(Unaudited)	2022
ASSETS
CURRENT ASSETS
Prepayment	679	-
TOTAL ASSETS	$679	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued Expenses	$16,879	$22,920
Due to Related Party	213,762	181,210
Total current liabilities	230,641	204,130
Total Liabilities	230,641	204,130

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Series A-1 Convertible Preferred Stock, $0.0001 par value, 25,000,000 shares authorized, 0 share and 0 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively
Common stock, $0.0001 par value 550,000,000, shares authorized, 17,822,564 shares and 17,822,564 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	1,782	1,782
Paid in Capital	2,534,546	2,534,546
Accumulated deficit	(2,766,290)	(2,740,458)
Total Stockholders’ (Deficit)	(229,962)	(204,130)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$679	$-

The accompanying notes are an integral part of these consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2022	2021

REVENUE	$-	$-

OPERATING EXPENSES
General and administration	1,082	734
Professional fees	24,750	37,531
Total Operating Expenses	25,832	38,265

LOSS FROM OPERATION	(25,832)	(38,265)

OTHER EXPENSE
Total Other Expenses	-	-

INCOME BEFORE INCOME TAXES	(25,832)	(38,265)

Income taxes expenses	-	-

NET LOSS	$(25,832)	$(38,265)

Net loss per share - basic and diluted	$(0.00)	$(0.02)

Weighted average number of shares outstanding	17,822,564	1,622,550

The accompanying notes are an integral part of these consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A-1 Convertible		Series A Convertible		Series C Convertible		Series D Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	in Capital	Deficit	Total
Balance at September 30, 2022	-	$-	-	$-	-	$-	-	$-	17,822,564	$1,782	$2,534,546	$(2,740,458)	$(204,130)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(25,832)	(25,832)
Balance at December 31, 2022	-	$-	-	$-	-	$-	-	$-	17,822,564	$1,782	$2,534,546	$(2,766,290)	$(229,962)

	Series A-1 Convertible		Series A Convertible		Series C Convertible		Series D Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	in Capital	Deficit	Total
Balance at September 30, 2021	10,000,000	$1,000	-	$-	-	$-	-	$-	1,622,550	$162	$2,535,166	$(2,536,328)	$-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(38,265)	(38,265)
Balance at December 31, 2021	10,000,000	1,000	-	-	-	-	-	-	1,622,550	162	2,535,166	(2,574,593)	(38,265)

The accompanying notes are an integral part of these consolidated financial statements

Prior period results have been adjusted to reflect the Reverse Stock Split.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,832)	$(38,265)
Changes in operating assets and liabilities
(Increase)/decrease in:
Prepayment	(679)	-
Increase/(decrease) in:
Accrued expenses	(6,041)	2,191
Net cash used in operating activities	(32,552)	(36,074)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	32,552	36,074
Net cash provided by financing activities	32,552	36,074

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	-	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
1) Cash paid for interest	$-	$-
2) Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company has been dormant since September 2014.

On July 16, 2020, as a result of custodianship in Clark County, Nevada, Case Number: A-20-816264-B, Custodian Ventures LLC (“Custodian”) was appointed custodian of the Company.

On July 16, 2020, Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, and Chairman of the Board of Directors.

On October 8, 2020, the Company’s outstanding 7,100,000 shares of Preferred A, Preferred C, and Preferred D shares were converted on a one-for-one basis into 7,100,000 common shares. Concurrently these Preferred Shares were cancelled.

In November 2020, the Company designated 25,000,000 new Preferred Shares and 10,000,000 Par Value $0.0001 Preferred A-1 Shares were designated and awarded to Custodian for services performed and for loans extended to the Company. Each preferred share is convertible to 162 shares of common stock.

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

On December 15, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with QBS System Limited, a limited company incorporated under the laws of Hong Kong (“QBS System”), and its shareholder, QBS Flywheel Limited, a company incorporated under the laws of Australia (the “Shareholder”). Subject to the closing conditions set forth in the Share Exchange Agreement, at the closing the Shareholder will transfer and assign to the Company all of the issued and outstanding shares of QBS System in exchange for 8,939,600 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). Following the closing of the share exchange, there will be a change of the officers and directors of the Company, and QBS System will continue its business as a wholly owned subsidiary of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

As of July 14, 2022, the 1:100 reverse stock split of the Company’s common stock became effective. Prior period results have been adjusted to reflect the Reverse Stock Split in 2021. The split did not change the Company’s Common Stock Par value but changed opening Common Stock and Additional Paid in Capital balances by offsetting amounts.

Management’s Representation of Interim Consolidated financial statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements are presented using the accrual basis of accounting and include the Company and its majority-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Going Concern

The accompanying consolidated unaudited interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these unaudited interim consolidated financial statements. As of December 31, 2022, the Company had no cash and an accumulated deficit of $2,766,290.

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

Use of Estimates

The preparation of unaudited interim consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these unaudited interim consolidated financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

NOTE 3 – RELATED PARTY NOTES PAYABLE

During the three months ended December 31, 2021, the Company’s financing was from our related company, who has advanced $36,074 by paying for operation expenses on behalf of the Company. As of December 31, 2021, the Company was obliged to the related party, for an unsecured, non-interest-bearing demand loan with balance of $36,074.

During the three months ended December 31, 2022, the Company’s financing was from our related company, who has advanced $213,762 by paying for operation expenses on behalf of the Company. As of December 31, 2022, the Company was obliged to the related party, for an unsecured, non-interest-bearing demand loan with a balance of $213,762.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of December 31, 2022.

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

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and “Company” refer to Flywheel Advanced Technology, Inc., a Nevada corporation unless the context requires otherwise.

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

We do not expect to generate any revenues over the next 12 months unless we are able to enter into a business combination with an operating company. Our principal business objective for the next 12 months will be to seek, investigate and if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. During the next 12 months, we anticipate incurring costs related to the filing of Exchange Act reports, and possible costs relating to consummating an acquisition or combination. We believe we will be able to meet these costs through the use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management, or other investors.

We intend to contract out certain technical and administrative functions on an as-needed basis in order to conduct our operating activities. Our management team will select and hire these contractors and manage and evaluate their work performance.

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended December 31, 2022, and 2021.

Three Months Ended December 31, 2022, compared to Three Months Ended December 31, 2021.

During the three months ended December 31, 2022 and 2021, we did not have any revenue.

Our financial statements report a net loss, all from operating expenses, of $25,832 and $38,265 for the three months ended December 31, 2022 and 2021, respectively.

During the three months ended December 31, 2022, our operating expenses consisted primarily of professional fees of $24,750 and filing and public fees of $1,082. During the three months ended December 31, 2021, our operation expenses consisted primarily of professional fees of $37,531 and filing and public fees of $734.

Liquidity and Capital Resources

Working Capital

As of December 31, 2022, and September 30, 2022, our total current assets were $679 and $0, respectively.

As of December 31, 2022, our current liabilities were $230,641 and stockholders’ deficit was $229,962 compared to current liabilities of $204,130 and shareholder ’s deficit of $204,130 as of September 30, 2022.

Cash Flows

Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended December 31, 2022, and 2021, net cash flows used in operating activities were $32,552 and $36,074, respectively.

Investing Activities

The Company did not use any funds for investing activities during the three months ended December 31, 2022, and 2021.

Financing Activities

During the three months ended December 31, 2022, and 2021, our related party paid $32,552 and $36,074, respectively, on behalf of the Company for operating expenses.

Going Concern

The accompanying consolidated unaudited interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these unaudited interim consolidated financial statements. As of December 31, 2022, the Company had no cash and an accumulated deficit of $2,766,290.

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

Off-Balance Sheet Arrangements

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended December 31, 2022, that have materially, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

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

Dated: February 14, 2023

FLYWHEEL ADVANCED TECHNOLOGY, INC.

By:	/s/ Tang Siu Fung
Name:	Tang Siu Fung
Title:	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

-16-