Form 10-Q
period 2023-03-31
FLYWHEEL ADVANCED TECHNOLOGY, INC.
filed 2023-05-17
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of May 15, 2023, was 26,691,164 shares.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023 AND SEPTEMBER 30, 2022

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONTENTS

Pages
Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and September 30, 2022	3
Condensed Consolidated Statements of Income and Comprehensive Income (loss) for the Three and Six Months Ended March 31, 2023 and March 31, 2022 (unaudited)	4
Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended March 31, 2023 and March 31, 2022 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2023 and March 31, 2022 (unaudited)	6
Notes to Unaudited Condensed Consolidated Financial Statements	7 - 27

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	September 30, 2022
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$504,118	$-
Accounts receivable, net of allowances	1,248,202	-
Due from related parties	121,333	-
Prepaid expenses and other current assets	387,788	-
Income tax refundable	11,220	-
Deferred tax assets	32,608	-
Total Current Assets	2,305,269	-

PROPERTY, PLANT AND EQUIPMENT, NET	7,480	-
GOODWILL	1,854,022	-
RIGHT-OF-USE ASSETS	55,590	-
TOTAL ASSETS	$4,222,361	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loans - current portion	$108,269	$-
Accounts payable	128,641	-
Accrued expenses and other current liabilities	171,832	22,920
Due to related parties	626,048	181,210
Operating lease liabilities	52,435	-
Total current liabilities	1,087,225	204,130

LONG-TERM LIABILITIES
Bank loans	531,865	-
Operating lease liabilities	8,996	-
Total long-term liabilities	540,861	-
Total Liabilities	1,628,086	204,130
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value 550,000,000, shares authorized, 26,762,164 shares and 17,822,564 issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	2,676	1,782
Paid in Capital	5,662,512	2,534,546
Accumulated other comprehensive loss	(322)	-
Accumulated deficit	(3,070,591)	(2,740,458)
Total Stockholders’ Equity	2,594,275	(204,130)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,222,361	$-

See accompanying notes to Condensed Consolidated Financial Statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
REVENUE, NET	$36,410	$-	$36,410	$-
COST OF REVENUE	(88,834)	-	(88,834)	-
GROSS LOSS	(52,424)	-	(52,424)	-
OPERATING EXPENSES
Sales and marketing	8,760	-	8,760	-
General and administrative	259,500	53,710	285,332	91,975
Depreciation and amortization	8,123	-	8,123	-
Total Operating Expenses	276,383	53,710	302,215	91,975
OPERATING LOSS	(328,807)	(53,710)	(354,639)	(91,975)
OTHER INCOME
Interest income, net	14	-	14	-
Total Other Income	14	-	14	-
Income taxes	(24,492)	-	(24,492)	-
NET LOSS	(304,301)	(53,710)	(330,133)	(91,975)
OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(322)	-	(322)	-
COMPREHENSIVE LOSS	$(304,623)	$(53,710)	$(330,455)	$(91,975)
Net loss per share - basic and diluted:	$(0.02)	$(0.03)	$(0.02)	$(0.06)
Weighted average number of shares outstanding	18,316,465	1,622,550	16,837,892	1,622,550

See accompanying notes to Condensed Consolidated Financial Statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series A-1 Convertible					Accumulated other
	Preferred Stock		Common Stock		Paid	comprehensive	Accumulated
	Shares	Value	Shares	Value	in Capital	loss	Deficit	Total
Balance at September 30, 2022	-	$-	17,822,564	$1,782	$2,534,546	$-	$(2,740,458)	$(204,130)
Net loss	-	-	-	-	-	-	(25,832)	(25,832)
Balance at December 31, 2022	-	-	17,822,564	1,782	2,534,546	-	(2,766,290)	(229,962)
Issuance of common stock for acquisition	-	-	8,939,600	894	3,127,966	-	-	3,128,860
Exchange difference on translation	-	-	-	-	-	(322)	-	(322)
Net loss	-	-	-	-	-	-	(304,301)	(304,301)
Balance at March 31, 2023	-	$-	26,762,164	$2,676	$5,662,512	$(322)	$(3,070,591)	$2,594,275

	Series A-1 Convertible					Accumulated other
	Preferred Stock		Common Stock		Paid	comprehensive	Accumulated
	Shares	Value	Shares	Value	in Capital	loss	Deficit	Total
Balance at September 30, 2021	10,000,000	$1,000	1,622,550	$162	$2,535,166	$-	$(2,536,328)	$-
Net loss	-	-	-	-	-	-	(38,265)	(38,265)
Balance at December 31, 2021	10,000,000	1,000	1,622,550	162	2,535,166	-	(2,574,593)	(38,265)
Net loss	-	-	-	-	-	-	(53,710)	(53,710)
Balance at March 31, 2022	10,000,000	$1,000	1,622,550	$162	$2,535,166	$-	$(2,628,303)	$(91,975)

See accompanying notes to Condensed Consolidated Financial Statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(330,133)	$(91,975)
Adjusted to reconcile net income(loss) to cash provided (used) by operating activities:
Depreciation	8,123	-
Provision for bad debts	112,675	-
Deferred income taxes	(24,492)	-
Changes in operating assets and liabilities
(Increase)/decrease in:
Accounts receivable	64,469	26,649
Prepaid expenses and other current assets	(510)	-
Increase/(decrease) in:
Accounts payable	(86,294)	-
Accrued expenses and other current liabilities	114,517	-
Net cash used in operating activities	(141,645)	(65,326)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from purchase of a subsidiary	565,211	-
Net cash provided by investing activities	565,211	-
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	80,703	65,326
Net cash provided by financing activities	80,703	65,326
NET INCREASE IN CASH AND EQUIVALENTS	504,269	-
EFFECT OF EXCHANGE RATES ON CASH	(151)	-
AT BEGINNING OF PERIOD	-	-
CASH AND EQUIVALENTS AT END OF PERIOD	$504,118	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to Condensed Consolidated Financial Statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022

UNAUDITED

NOTE- 1 ORGANIZATION AND BUSINESS BACKGROUND

Flywheel Advanced Technology, Inc. (formerly known as Pan Global Corp.) (“the Company”) was incorporated in the state of Nevada on April 30, 2010.

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022

UNAUDITED

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

On December 15, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with QBS System Limited, a limited company incorporated under the laws of Hong Kong (“QBS System”), and its shareholder, QBS Flywheel Limited, a company incorporated under the laws of Australia (the “Seller”). On March 22, 2023, the Seller transferred and assigned to the Company all of the issued and outstanding shares of QBS System in exchange for 8,939,600 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). Following the closing of the share exchange, Tin Sze Wai, Ip Tsz Ying and Lai Chi Chuen, directors of the Company, resigned from the Board of Directors of the Company.

QBS System was incorporated in Hong Kong on April 14, 2011 with limited liability and its principal activities are providing Internet of Things (“IoT”) solutions and services across industries. Its IoT solutions help clients build applications using available IoT device, sensors, framework and platform, to integrate the available hardware and software solution with clients’ existing landscape or implement a new IoT solution for enterprises.

QBS System provides a full-range IoT services comprising consulting development and implementation, analytics, support, and evolution. It has a business portfolio providing IoT integration solution services, IoT maintenance, support services, IoT projects and ventures Business Process Outsourcing (“BPO”) services, and approximately six periods of experience in Hong Kong providing IoT software and hardware engineering services. Clients range across various industries, such as logistics and supply chain management, food & beverage, automation and smart building. The applications of QBS System’s IoT Solution include connected equipment in the enterprise (“Enterprise IoT”) and industrial assets such as machines, robots, or even workers in smart factories and industrial facilities (“Industrial IoT”, the essential component of Industry 4.0).

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022

UNAUDITED

QBS System formed a wholly owned subsidiary, QBS System Pty Ltd (“QBS System Pty”) in Australia on May 8, 2020 and its principal activities are providing computer network systems design and integration services.

We use the terms “Company”, “we” and “us” to refer to both Flywheel Advanced Technology, Inc. and its subsidiaries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying unaudited interim consolidated financial statements (“CFS”) have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification ™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

As of July 14, 2022, the 1:100 reverse stock split of the Company’s common stock became effective. Prior period results have been adjusted to reflect the Reverse Stock Split in 2021. The split did not change the Company’s Common Stock Par value but changed opening Common Stock and Additional Paid in Capital balances by offsetting amounts.

(B) Management’s Representation of Interim Consolidated financial statements

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

(C) Principles of Consolidation

The accompanying CFS are presented using the accrual basis of accounting and include the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022

UNAUDITED

(D) Use of estimates

The preparation of CFS in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the CFS. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, revenue recognition, allowance for credit losses, valuation allowances for deferred tax assets, the measurement of lease liabilities and right-of-use (“ROU”) assets, measurements of assets and obligations related to employee benefits, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, variable consideration, other obligations for revenue recognition, income tax uncertainties and other contingencies. Management believes the estimates used in the preparation of the CFS are reasonable, and management has made assumptions about the possible effects of the ongoing COVID-19 pandemic on critical and significant accounting estimates. Although these estimates and assumptions are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s CFS.

(E) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and equivalents and accounts receivable. The Company places its cash and cash equivalents with banks with high investment grade ratings, limits the amount of credit exposure with any one bank and conducts ongoing evaluations of the creditworthiness of the banks with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its customers.

(F) Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with an initial maturity of less than three months.

(G) Accounts receivable and allowance for expected credit losses

Accounts receivable are recorded net of allowances for expected credit losses. The Company follows ASC Topic 326, Financial Instruments-Credit Losses. Accounts receivable and contract assets are in the scope for which assessment is made. The Company evaluates the credit risk of its customers based on a combination of various financial and qualitative factors that may affect the ability of each customer to pay. The Company considered current and anticipated future economic conditions relating to the industries of the Company’s customers and the countries where it operates. In calculating expected credit loss, the Company also considered past payment trends, credit rating and other related credit information for its significant customers to estimate the probability of default in the future. Accounts receivable balances are written-off against the allowance for expected credit losses after all means of collection have been exhausted and the potential for recovery is considered remote.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022

UNAUDITED

(H) Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and accumulated impairment loss. Expenditures for replacements and improvements are capitalized, whereas the costs of maintenance and repairs are expensed.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are 5 years.

(I) Right-of-use asset

In accordance with FASB Codification Topic 842 (ASC Topic 842), Leases, right-of-use (ROU) asset is stated at cost, less accumulated amortisation.

Amortization is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful live is the term of the leases.

(J) Long-lived assets

In accordance with FASB Codification Topic 360 (ASC Topic 360), “Accounting for the impairment or disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviews property and equipment to determine that carrying values are not impaired.

(K) Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination. The Company evaluates its goodwill for potential impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of a reporting unit may not be recoverable. The Company’s divisions are at the operating segment level, which is the level the Company’s management conducts regular reviews of the operating results. Goodwill created by acquiring a foreign operation is converted from foreign entity’s functional currency to Company’s reporting currency using the spot rate prevailing at the reporting date.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022

UNAUDITED

(L) Leases

ASC Topic 842 requires a lessee to record a ROU asset and a lease liability for all leases with terms longer than 12 months. Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company determines the lease term by assuming the exercise of renewal options that are reasonably certain. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its local incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. When the Company’s contracts contain lease and non-lease components, the Company accounts for both components as a single lease component. Refer to Note 8.

Impact of COVID-19

In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and instead, treat the concession as if it was a part of the existing contract. The Company has elected to not evaluate leases under the lease modification accounting framework for concessions that result from effects of the COVID-19 pandemic. The Company has accounted for rent abatement as a negative lease payment in the affected period.

(M) Fair value of financial instruments

FASB Codification Topic 825 (ASC Topic 825), “Disclosure about Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value (“FV”) of financial instruments. The carrying amounts of accounts receivables, other current assets and prepaid expenses, accounts payable, other payables and accrued liabilities and due to Company companies approximate their FVs because of the short-term nature of the instruments. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial statements.

  (N) Revenue recognition

The Company’s revenue is comprised mainly the following services: IoT software and hardware development service, BPO service and IT support and maintenance service.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022

UNAUDITED

Revenues from IoT software and hardware development are measured based on the skills, estimate time, cost of outsourcing, human resources and materials required for the project which are specified in a quotation or contract with a customer and exclude discounts and amounts collected on behalf of third parties. Revenues recognized under quotation or contracts generally when persuasive evidence of an arrangement exists, services have been performed and collection of amounts billed is fixed, based on the achievement of milestone in contract and is reasonably assured.

Revenues from BPO services are measured based on headcounts, rate of each headcount, skill level and whether the headcount is engaged on a full-time or part-time basis. Revenues are recognized under quotations or contracts generally when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, services have been performed and collection of amounts billed is reasonably assured.

Revenues from IoT maintenance and support services are measured based on the skills, hardware/material required and estimate time required for the project. Revenue are recognized over time as services are provided and extended service plans are recognized over the performance period of the service contract or quotation as the obligation represents a stand-ready obligation to the customer.

The Company follows ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from services by: (1) identifying the contract (if any) with a customer; (2) identifying the performance obligations in the contract (if any); (3) determining the transaction price; (4) allocating the transaction price to each performance obligation in the contract (if any); and (5) recognizing revenue when each performance obligation is satisfied. The Company has no outstanding contracts with any of its customers as of March 31, 2023 and September 30, 2022. The Company recognizes revenue when it satisfies a performance obligation by providing services to a customer.

The Company generally invoices a client after performance of services. Payments are due as per contract terms.

(O) Cost of revenue

Cost of revenue primarily consists of sub-contracting fee, engineers salary and purchases of equipment used or installed as part of the project. It also includes operational expenses, which consist of facilities maintenance expenses, travel and living expenses, IT expenses, and consulting and certain other expenses. Consulting charges represent the cost of consultants and contract resources with specialized skills who are directly responsible for the performance of services for clients and travel and other billable costs related to the Company’s clients. Recurring direct costs for services are recognized as incurred.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022
UNAUDITED

(P) Foreign currency translation

The Company’s CFS and statements of cash flows are reported in United States dollars (“US$”), the Company’s reporting currency. The functional currency for the Company is Hong Kong dollars (“HK$”). The functional currency for the Company’s subsidiary organized in Australian is the Australian dollars (“A$”). The translation of the functional currencies of the Company and its subsidiary into US$ is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using a monthly average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported as currency translation adjustments under other comprehensive income (loss), net, under accumulated other comprehensive income (loss) as a separate component of equity.

Monetary assets and liabilities of the Company and its subsidiary denominated in currencies other than the functional currency of the Company and subsidiary are translated into their respective functional currency at the rates of exchange prevailing on the balance sheet date.

Transactions of the Company and its subsidiary in currencies other than the Company’s and the Subsidiary’s functional currencies are translated into the respective functional currencies at the average monthly exchange rate prevailing during the period of the transaction. The gains or losses resulting from foreign currency transactions are included in the consolidated statements of income.

The exchange rates used to translate amounts in HK$ and AU$ into US$ for the purposes of preparing the financial statements were as follows:

	March 31, 2023	September 30, 2022

Balance sheet items, except for common stock, additional paid-in capital and retained earnings, as of period end	US$1=HK$7.84988	Not applicable
	US$1=AUD1.49313	Not applicable

	For the Three Months Ended March 31,
	2023	2022
Amounts included in the statements of operations and cash flows for the period	US$1=HK$7.84901	Not applicable
	US$1=AUD1.49816	Not applicable

	For the Six Months Ended March 31,
	2023	2022
Amounts included in the statements of operations and cash flows for the period	US$1=HK$7.84901	Not applicable
	US$1=AUD1.49816	Not applicable

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022
UNAUDITED

(Q) Other comprehensive (loss)/income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in HK$ and AU$ to US$ is reported as other comprehensive income or loss in the statements of operations and stockholders’ equity.

(R) Employee benefit plans

Contributions to defined contribution plans are expensed in the period in which services are rendered by the covered employees. The Company recognizes its liabilities for compensated absences dependent on whether the obligation is attributable to employee services already rendered, relates to rights that vest or accumulate and payment is probable and estimable. Refer to Note 14.

(S) Income taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25” ). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period included the enactment date.

(T) Earning per share

Basic earnings(loss) per share are computed by dividing income available to stockholders by the weighted average number of shares outstanding during the period. Diluted income per share is computed like basic income per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. There were no potentially dilutive securities for 2023 and 2022.

(U) Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with such liabilities are expensed as incurred.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022
UNAUDITED

(V) Segments

The Company operates in three reportable segments, provision of IoT maintenance and support services, IoT BPO services and IoT development services in Hong Kong and Australia.

The chief operating decision maker (“CODM”) generally reviews financial information such as revenues, cost of revenues and gross profit, disaggregated by the operating segments to allocate an overall budget among the operating segments.

The Company does not allocate and therefore the CODM does not evaluate, certain operating expenses, interest expense or income taxes by segment. Many of the Company’s assets are shared by multiple operating segments. The Company manages these assets on a total Company basis, not by operating segment, and therefore asset information and capital expenditures by operating segment are not presented. Refer to Note 15.

(W) Recently Issued Accounting Standards

There are no recently announced, but not yet effective accounting pronouncements that are expected to have a material impact to the Company as of March 31, 2023.

NOTE 3 – BUSINESS ACQUISITION

On March 22, 2023, the Company acquired 100% of the issued and outstanding shares of QBS System pursuant to a Share Exchange Agreement, dated December 15, 2022 by and among QBS System and the Seller.

Pursuant to the Share Exchange Agreement, the Company acquired from the Seller all of the issued and outstanding shares in the capital stock of QBS System, and as consideration therefor, the Company issued and sold to the Seller upon the closing of the Acquisition an aggregate number of 8,939,600 shares of the Company’s common stock.

The table below summarizes the fair value of the consideration transferred in the acquisition:

Purchase consideration	Amount

Common Stock - 8,939,600 shares @0.35	$3,128,860

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022
UNAUDITED

The provisional allocation of the purchase price of QBS System to the assets acquired and liabilities assumed, based on their relative fair values, is as follows:

Purchase consideration	$3,128,860

Cash and equivalents	$565,449
Other current assets	1,934,505
Property and Equipment	15,610
Deferred tax	8,123
Right-of-use assets	55,619
Total assets acquired	2,579,306

Bank loans	(640,467)
Other liabilities	(664,001)
Total liabilities assumed	(1,304,468)

Fair value of net assets acquired	1,274,838

Goodwill	$1,854,022

The acquisition produced $1,854,022 of goodwill, which has been assigned to the QBS System reporting unit. The goodwill will be attributable to a combination of QBS System’s other assets that needs to be valued. Goodwill arising from the QBS System Acquisition is not deductible for tax purposes.

The purchase price allocation is considered provisional as the Company finalizes its determination relating to the valuation of assets and liabilities and key assumptions, approaches and judgements with respect to intangible assets acquired and the related tax effects.

Intangibles acquired were remeasured at March 31, 2023 using the applicable spot rate.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022
UNAUDITED

NOTE 4 – CASH AND EQUIVALENTS

Cash is composited of the following

	March 31,	September 30,
	2023	2022
Cash at bank	$502,445	$-
Cash on hand	1,673	-
Total	$504,118	$-

NOTE 5 – ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

Accounts receivable consisted of the following:

	March 31,	September 30,
	2023	2022
Accounts receivable	$1,532,901	$-
Less: allowance for expected credit losses	284,699	-
Accounts receivable, net	$1,248,202	$-

The movement in “Allowance for expected credit losses” for six months ended March 31, 2023 and 2022 was as follows:

	March 31,	March 31,
	2023	2022
Balance at beginning of period Provision from acquisition	$172,036	$-
Provision during the period	112,675	-
Translation adjustment	(12)	-
Balance at end of period	$284,699	$-

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022
UNAUDITED

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31,	September 30,
	2023	2022
Advisory fees prepaid for business development	$323,099	$-
Deposits	15,813	-
Advance to suppliers	46,449	-
Other receivables	1,440	-
Others	987	-
	$387,788	$-

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

The following is a summary of property and equipment:

	March 31,	September 30,
	2023	2022
Furniture and Fixtures	$23,705	$-
Computer Equipment	69,377	-
	93,082	-
Less: accumulated depreciation	85,602	-
Property and equipment, net	$7,480	$-

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022
UNAUDITED

NOTE 8– LEASES

The Company leases offices. Rental contract is for periods of 36 months. The lease agreement has no covenants.

Accumulated ROU assets and amortization are as follows :

	March 31, 2023	September 30, 2022
Operating lease cost - office	$137,647	$-
Less: accumulated amortization	82,057	-
ROU assets, net	$55,590	$-

The following is leases liabilities:

	March 31, 2023		September 30, 2022
Current portion		$52,435		$-
Non-current portion		8,996		-
	$61,431		$-

The following is a summary of the weighted remaining leases term and the weighted average discount rate for the Company’s leases at March 31, 2023 and September 30, 2022:

	March 31, 2023	September 30, 2022
Weighted average remaining lease term
Operating leases	1.17	Not applicable

Weighted average discount rate
Operating leases	5%	Not applicable

During six months ended March 31, 2023, cash paid for operating leases liabilities was $Nil.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022
UNAUDITED

The Company’s leases have remaining lease terms inclusive of renewal or termination options that the Company is reasonably certain to exercise. The following table summarizes the maturity of the Company’s operating lease liabilities as of March 31, 2023:

Period Ending March 31 2023	$54,090
2024	9,015
Total operating lease payments	63,105
Less: Imputed interest	1,674
Total operating lease liabilities	$61,431

There were no corresponding impairment charges during the periods ended March 31, 2023 and 2022

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	September 30, 2022
Accrued expenses	$83,316	$22,920
Accrued employee cost	72,676	-
Sales tax payable	15,840	-

	$171,832	$22,920

NOTE 10 - BANK LOANS

A summary of the Company’s loans payable is as follows

	March 31, 2023	September 30, 2022
Bank loans
HK$3,550,000 3 years loan (note a)	$357,134	$-
HK$1,450,000 5 years loan (note b)	165,203	-
HK$1,000,000 8 years loan (note c)	117,797	-

Total	$640,134	$-

Current portion	$108,269	$-
Non-current portion	531,865	-

Total	$640,134	$-

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022
UNAUDITED

(a)	On April 27, 2020, the QBS System was granted a bank loan from Bank of China (Hong Kong) Limited of HK$3,550,000 (2022: HK$3,550,000). The loan has interest of 2.5% below the Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited from time to time and is secured by the personal guarantees of the QBS System’s Director, Mr. Wong Chi Fung and, Mr. Kwan Ping Yuen and guarantee from the HKMC Insurance Limited under the SME Financing Guarantee Scheme. The Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited as of 31 March 2022 was 5.25%. The outstanding principal and interest accrued is payable by 24 equal monthly instalments, commencing 13 months after the date of drawdown.

(b)	On October 10, 2020, the QBS System was granted a bank loan from Bank of China (Hong Kong) Limited of HK$1,450,000 (2022: HK$1,450,000). The loan has interest of 2.5% below the Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited from time to time and is secured by the personal guarantees of the QBS System’s Director, Mr. Wong Chi Fung and, Mr. Kwan Ping Yuen and guarantee from the HKMC Insurance Limited under the SME Financing Guarantee Scheme. The Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited as of 31 March 2022 was 5.25%. The outstanding principal and interest accrued is payable by 48 equal monthly instalments, commencing on 13 months after the date of drawdown.

(c)	On June 28, 2021, the QBS System was granted a bank loan from Bank of China (Hong Kong) Limited of HK1,000,000 (2022: HK$1,000,000). The loan has interest of 2.5% below the Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited from time to time and is secured by the personal guarantees of the QBS System’s Director, Mr. Wong Chi Fung and, Mr. Kwan Ping Yuen and guarantee from the HKMC Insurance Limited under the SME Financing Guarantee Scheme. The Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited as of 31 March 2022 was 5.25%. The outstanding principal and interest accrued is payable by 84 equal monthly instalments, commencing on 13 months after the date of drawdown.

Fund-based and non-fund-based credit facilities with banks are available for operational requirements in the form of overdrafts and short-term loans. As of March 31, 2023, the limits available were $766,602, of which $640,134 was utilized, constituting non-funded drawdown.

NOTE 11 - INCOME TAX

The income tax benefit for the six months ended March 31, 2023 and 2022 is summarized as follows:

	2023	2022
Current tax expense:
Hong Kong profits tax
Provision for the period	$-	$-
One-off tax deduction	-	-

Deferred tax benefit:
Hong Kong profits tax	-	-
Deferred tax benefit	(24,492)	-

Total income taxes	$(24,492)	$-

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022
UNAUDITED

Hong Kong profits tax was provided in the CFS on the estimated assessable profit for the first HK$2 million at 8.25% and on the estimated assessable profit above HK$2 million for the period at 16.5%. One- off tax reduction is tax concession on the final tax of the period assessment fiscal 2023 at 100% with a ceiling of $1,284. The Company did not make any provision for Hong Kong profits tax as the Company incurred a loss during the six months and there were no assessable profits for the three months and six months ended March 31, 2023.

Subsidiary in Australia is subject to a tax rate of 25% for six months ended March 31, 2023. The subsidiary is qualified for the reduced tax rate that fall below turnover threshold of AUD 50 million (USD 37 million). No Australian income tax was provided in the CFS as the subsidiary does not have assessable profit during the period.

A reconciliation of the provision for income taxes compared with the amount at the tax rate for the six months ended March 31, 2023 and 2022 was as follows:

	2023	2022

Loss before income tax expense	$(354,625)	$(91,975)

Tax charge at the applicable tax rate
at 8.25% on first HK$2million of profit and at 16.5% on profit above HK$2million	$(35,911)	$-
Tax effect of expenses not deductible	388	-
Tax effect of exempted bank interest income not taxable	(2)	-
Tax effect of tax losses carried forward	34,217	-
Others	(23,184)	-

Total income taxes	$(24,492)	$-

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022
UNAUDITED

The components and movements in deferred tax (assets) liabilities are as follows:

	Accelerated depreciation allowances	allowance for expected credit losses	Total
At September 30, 2022	$-	$-	$-
Deferred taxation from acquisition	(2,420)	10,563	8,143
Deferred taxation credited to statement of operations	1,307	23,185	24,492
Translation difference	7	(34)	(27)
At March 31, 2023	$(1,106)	$33,714	$32,608

NOTE 12 - EQUITY

On March 22, 2023, The Company issued 8,939,600 newly shares of the Company’s common stock, par value $0.0001 in exchange for all of the issued and outstanding shares of QBS System at a purchase consideration of approximately $3,128,860, based on the closing price of Flywheel common stock on Over-the-Counter-Markets of $0.35 on March 22, 2023

NOTE 13 - NET REVENUE

Disaggregation of revenue:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022

IoT projects and ventures BPO services	$9,109	$-	$9,109	$-
IoT software and hardware engineering services	482	-	482	-
IoT maintenance and support services	26,819	-	26,819	-

	$36,410	$-	$36,410	$-

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022
UNAUDITED

NOTE 14 - EMPLOYEE BENEFITS

The Company contributes to a Mandatory Provident Fund plan which is available to all employees in Hong Kong. Mandatory contributions for the both employees and employers to the plan are payable at 5% of the employee’s relevant income, subject to the maximum monthly contribution of $193 (equivalent to HK$1,500). No contribution from the employee is required if his / her income is less than the minimum relevant income level of $916 (equivalent to HK$7,100). The Company’ s contributions to this plan are expensed as they fall due. The total provision and contributions made for such employee benefits was $1,110 and $1,111 for the three months and six months ended March 31, 2023, respectively.

Employees of the Company’ s Australian subsidiary are entitled to receive retirement benefits from the Emergency Services Superannuation Scheme in Australia. The benefit amounts are calculated based on the member’s periods of service and final average salary. The total contributions made for such employee benefits was $0 and $0 for the three months and six months ended March 31, 2023, respectively.

NOTE 15 - SEGMENTS

The Company has identified its operating segments based on the internal reports that are reviewed and used by the Chief Executive Officer (being the chief operating decision maker) in assessing performance and determining the allocation of resources. The Company operates in three reportable segments; provision of IoT maintenance and support services, IoT projects and ventures BPO services and IoT software and hardware engineering services in Hong Kong. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information as of and for the three months and six months ended March 31, 2023:

	IoT BPO services	IoT development services	IoT maintenance and support services	Total Reportable segments
For the three months ended March 31, 2023
Revenues	$9,109	$26,819	$482	$36,410
Cost of revenue	10,957	71,585	6,292	88,834
Gross loss	(1,848)	(44,766)	(5,810)	(52,424)
Net Loss from operations	(82,260)	(242,194)	(4,353)	(328,807)
Depreciation and amortization	2,032	5,983	108	8,123

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022
UNAUDITED

	IoT BPO services	IoT development services	IoT maintenance and support services	Total Reportable segments
For the six months ended March 31, 2023
Revenues	$9,109	$26,819	$482	$36,410
Cost of revenue	10,957	71,585	6,292	88,834
Gross loss	(1,848)	(44,766)	(5,810)	(52,424)
Net Loss from operations	(88,723)	(261,221)	(4,695)	(354,639)
Depreciation and amortization	2,032	5,983	108	8,123

	March 31, 2023	September 30, 2022
Segment of assets
IoT BPO services	$1,056,344	$-
IoT development services	3,110,121	-
IoT maintenance and support services	55,896	-
	$4,222,361	$-

NOTE 16 - RELATED PARTY TRANSACTIONS

The Company advanced to a related company, Wolf Asia Pty Limited, of $87,065 as of March 31, 2023 respectively for advances to the related company, which was repayable on demand and interest free.

The Company advanced to a related company, QBS Flywheel Limited, of $34,268 as of March 31, 2023 for advances to the ultimate holding company, which was repayable on demand and interest free.

The Company owed a related party $71,184 as of March 31, 2023 for advances from a shareholder, Mr. Wong Chi Fung, which was repayable on demand and interest free.

The Company owed a related company, QBS Group Limited, of $292,951 as of March 31, 2023 for advances from the related company, which was repayable on demand and interest free.

The Company owed a related company, Flywheel Financial Strategy (Hong Kong) Company Limited of $261,913 as of March 31, 2023 for advances from the related company, which was repayable on demand and interest free.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022
UNAUDITED

Due from related parties consisted of the following:

	March 31,	September 30,
	2023	2022
Amount due from Wolf Asia Pty Limited	$87,065	$-
Amount due from QBS Flywheel Limited	34,268	-
	$121,333	$-

Due to related parties consisted of the following:

	March 31,	September 30,
	2023	2022
Amount due to a director	$71,184	$-
Amount due to QBS Group Limited	292,951	-
Amount due to Flywheel Financial Strategy (Hong Kong) Company Limited	261,913	-
	$626,048	$-

NOTE 17 - CONCENTRATIONS AND RISKS

During the three months and six months ended March 31, 2023 and 2022, 100% of the Company’s assets were located in Pacific Asia.

Net revenue from geographic areas based on the location of the Company’s service delivery centres for the three months and six months ended March 31, 2023 and 2022 is as follows.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Hong Kong	$36,410	$-	$36,410	$-
Australia	-	-	-	-
Total	$36,410	$-	$36,410	$-

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

Our unaudited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forwardlooking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and “Company” refer to Flywheel Advanced Technology, Inc., a Nevada corporation unless the context requires otherwise.

Overview

Flywheel Advanced Technology, Inc. (“FWFW”) (formerly known as Pan Global Corp.) was incorporated in the state of Nevada on April 30, 2010. On November 30, 2022, FWFW incorporated Blue Print Global, Inc. (“Blue Print”) in the British Virgin Islands to establish an operation to source the supply and sale of warehouse patrol robots. FWFW holds 70% of Blue Print, and the balance is held by two individuals unrelated to the Company, with each party holding 15%. On March 22, 2023, FWFW acquired QBS System Limited (“QBS System”), a limited company incorporated under the laws of Hong Kong (the “QBS Acquisition”). FWFW and its subsidiaries (collectively, “we,” “us,” “our,” “FWFW” or the “Company,” unless context requires or indicates otherwise) were formed to provide Internet of Things (“IoT”) solutions and services to assist its clients to build applications using available IoT devices, sensors, frameworks, and platforms, integrate hardware and software solutions with clients existing landscape, or implement new IoT solutions for enterprises.

We provide a full range of IoT services comprising consulting, development and implementation, analytics, support, and evolution. QBS System has a business portfolio consisting of IoT integration solution services, IoT maintenance and support services, IoT projects and ventures, Business Process Outsourcing (“BPO”) services, and approximately twelve years of experience in Hong Kong providing IoT software and hardware engineering services. Its clientele ranges across various industries, such as logistics and supply chain management, food & beverage, automation, and smart buildings. The applications of QBS System’s IoT solutions include connected equipment in the enterprise (“Enterprise IoT”) and industrial assets such as machines and robots (“Industrial IoT”), the essential component of the fourth revolution of manufacturing or “Industry 4.0”

Recent Developments

The QBS Acquisition was completed on March 22,2023. The acquisition of QBS System has expanded the Company’s platform of rapid, non-invasive diagnostic testing technologies.

In connection with the QBS Acquisition, on December 15, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with QBS System, the holders of all of the issued shares in the capital of QBS System (collectively, the “QBS Seller”) and the QBS Seller’ representative named therein.

Pursuant to the Share Exchange Agreement, among other things, the Company acquired from the QBS Seller all of the issued shares in the capital of QBS System, and as consideration therefor the Company issued and sold to the QBS Seller upon the closing of the QBS Acquisition an aggregate number of 8,939,600 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”).

QBS System primarily operates in three reportable segments across industries:

●	IoT;
●	IoT related solution services - integration solutions services, IoT maintenance & support services and IoT business process outsourcing services; and
●	IoT products - location-based services, video analytics and asset management.

IoT Integration Solution Services

QBS System’s IoT Integration Solution Service helps clients to build applications using available IoT devices, sensors, framework and platform, to integrate the available hardware and software solution with clients existing landscape or to implement a new IoT solution for enterprises.

The applications of the QBS System’s IoT Integration Solution Service includes Enterprise IoT and Industrial IoT, the essential component of Industry 4.0.

QBS System provides full-range of services under its IoT Integration Solution Service program such as consulting, development and implementation, analytics, support, and evolution.

QBS System’s IoT Integration Solution Service focuses on researching and developing technologies to improve and enhance the quality of life for clients and find a faster, more economical, and easier ways to solve problems. The list below shows certain of the technologies developed and utilized by QBS System’s IoT Integration Solution Services in the following industries:

●	Low Carbon Property Management – carbon management involves understanding the carbon footprint of an entity or an individual by collecting and analyzing a massive volume of data. Carbon footprint benchmarking assesses and manages carbon emissions. This technology saves operating costs, reduces carbon emissions, slows climate change, improves air quality, and benefits human health.
●	Energy Management - energy management is the key to conserving energy and saving money. It provides an opportunity to optimize energy costs by understanding energy flow, procurement, and economics of energy and reducing its harmful impact on our environment. This technology monitors energy consumption resulting in savings and reduction in carbon emissions for greater corporate social responsibility;
●	Stock Management – stock management enables real-time stock information and facilitates warehouse and retail operation activities, a critical supply chain element. Stock management aims to have the right product in the right place at the right time without creating excess inventory. This technology offers a timely, efficient, and cost savings solution, especially for retail businesses;
●	GreenTech Management – GreenTech management monitors, for example, planting requirements based on dynamic environmental data captured. This technology helps those growing houseplants or vegetation to reduce sound level and carbon footprint in the house, improve indoor air quality, and use resources more efficiently; and

●	Enhanced Lifestyle Management – Enhanced Lifestyle Management facilitates the hospitality industry to be more efficient and reduce operating costs. This technology also improves the wellness, comfort, and safety of individuals.

IoT Maintenance and Support Service

Following the completion of a QBS System’s IoT Integration Solution Service for a client, QBS System can provide ongoing maintenance and support services, as well as maintenance and support services on consumable hardware and software (license) purchased by the client. QBS System’s maintenance and support services are in high demand by their clients to facilitate long-term usage of QBS System’s products and help them be competitive in their respective fields, such as real estate, leisure, and entertainment industries.

Maintenance and support services entail ad-hoc technical services, IoT system administration, maintenance, secondment, and corrective services. QBS System also offers license renewal subscriptions for individual IoT systems, hardware, and software provided by the IoT products vendors.

IoT Business Process Outsourcing Service

QBS System provides BPO services to IoT projects, which is an end-to-end technology service, outsourcing services to assist enterprises in launching IoT projects or ventures, creating a new technology solution, upscaling an existing IoT application, or reliably and cost-effectively integrating any IoT solution with a legacy system while addressing business challenges.

IoT BPO service helps ensure:

●	New Product Launch Success
●	Product Transitions & Life Cycle Management
●	Roadmap & Technology Reviews
●	Business Planning
●	Target Operational Model
●	Forecast Management

In addition to the IoT BPO services, QBS System offers technical consultants on flexible client assignments. This service assists clients in recruiting, training, and managing teams of consultants and related administrative staff. It is also involved with all technical aspects of clients’ IoT by deeply analyzing clients’ vision and creating IoT technology solutions enabling clients to build new IoT-based products and establish a new business model. The IoT BPO service helps with hardware and software that can adequately address the complexity and fragmentation in clients’ IoT projects, including hardware integration, software integration, system architecture, sensor monitoring, device management and connectivity, data analysis, etc.

Location Based Services

Smart Buildings

Smart buildings are equipped with energy-saving equipment for the efficient functioning of all the components and systems of a building, including lighting; monitoring; safety and security; emergency systems; heating, ventilation, and air conditioning systems; and car parking. The concept of smart buildings has gained pace due to the increasing adoption of IoT solutions and services, and the growing deployment of IoT sensors.

With the growing numbers of IoT network devices, the critical need for reliable IoT integration services, such as system design and architecture services, advisory services, and testing services, has emerged for the smooth integration, interconnectivity, and functioning of connected devices. IoT-enabled smart buildings have enhanced features, such as personalization of operations, device mobility inside buildings, comfort to occupants, enhanced productivity, and automation of indoor activities. IoT home automation systems utilize control systems and smart devices to automatically control and manage the basic home functions over the Internet, irrespective of the user location.

During 2020, one of the leading utility service companies in Hong Kong collaborated with QBS System to build an IoT factory in order to cross-integrate multiple brands of IoT Gateway as a single management platform, catering to different user scenarios in office or campus energy management in a more innovative way, such as sensory data of room occupancy capturing for electricity control purpose.

In 2016, QBS System collaborated with the Hong Kong government is to design and build the Waste Electrical and Electronic Equipment Treatment and Recycling Facility (WEEE·PARK), which provides a collection service and operates the facility. The facility uses state-of-the-art technology to process refrigerators, TVs, computers, washing machines, and air conditioners into valuable secondary raw materials while controlling the management of the hazardous materials that are contained in this equipment.

In 2012, QBS System delivered a smart building application for the first zero-carbon building in Hong Kong developed by the Construction Industry Council in collaboration with the HKSAR Government. Our application utilizes the Building Automation and Controls Network (BACnet), a communication protocol standard explicitly designed to provide a way to integrate building control products made by different manufacturers. The BACnet enables a vast volume of data to be analyzed automatically and visualizes carbon footprint benchmarking data to the Low Carbon property management dashboard.

IoT Home Growing Device

QBS System’s IoT home growing device is a technology solution designed to enable individuals to grow plants and crops in their homes using IoT technology. The device is typically equipped with sensors, cameras, and other tools that allow for remote monitoring and management of the plant growth process.

A home growing device enables sensing technologies, such as humidity, temperature, etc., to monitor dynamic planting requirements for plans and crops. For example, as an intelligent virtual assistant the growing device can propose watering schedules based on the dynamic environmental data captured and a plant’s specific characteristics and needs.

The IoT growing device can be used to grow a variety of plants, including herbs, vegetables, and flowers, and can be configured to meet the specific needs of each plant. The device is typically connected to a mobile app or web platform, allowing users to monitor the progress of their plants, receive alerts and notifications, and adjust settings as needed.

The IoT home growing device can be used to grow a variety of plants, including herbs, vegetables, and flowers, and can be configured to meet the specific needs of each plant. The device is typically connected to a mobile app or web platform, allowing users to monitor the progress of their plants, receive alerts and notifications, and adjust settings as needed

The use of IoT technology in home growing devices allows for greater precision and control over the plant growth process. Sensors can monitor factors such as temperature, humidity, and light levels, and automatically adjust settings to ensure optimal growing conditions. This can result in faster growth, higher yields, and healthier plants.

IoT home growing devices are gaining popularity among consumers who are interested in sustainable and healthy living, as well as those who have limited outdoor space or live in areas with harsh climates. They are also used in commercial settings such as restaurants and grocery stores to provide fresh produce on site.

Overall, IoT home growing devices offer a convenient and efficient way for individuals to grow plants and crops in their homes, while leveraging the benefits of IoT technology to optimize the plant growth process.

Smart Bench

QBS System has co-developed with another innovator the Smart Bench, a modern, multifunctional bench designed for use in outdoor spaces. It has various features, such as wireless charging for mobile devices, Wi-Fi connectivity, and sensors that track environmental data like temperature, air quality, and noise levels. While powered by solar panels, the Smart Bench stores energy with a built-in battery for use at night. QBS System led the team in IoT Device Integration and System Implementation of the Smart Bench. The Smart Bench aims to enhance the user experience of public spaces by providing a convenient and comfortable place to sit while offering helpful technology features. Additionally, environmental sensors can help city planners gather data on how people use outdoor spaces and make informed decisions about improving urban infrastructure. QBS System’s believes that the Smart Bench is an innovative and practical solution for modern urban living.

Location Based Services

Ultra-wideband (UWB) is a wireless communication technology that uses low-energy, short-range radio waves to transmit large amounts of data over short distances. Unlike other wireless communication technologies that use narrowband signals, UWB signals use a very wide frequency range, typically spanning several gigahertz, which enables them to transmit data at extremely high speeds.

UWB technology is used in a variety of applications, including high-speed data transfer, location tracking, and sensing. In the context of data transfer, UWB can be used to transfer large files, such as high-definition videos, between devices at speeds of up to several gigabits per second. In location tracking, UWB can be used to accurately determine the location of objects or people within a confined space, such as a building or a room, with a high degree of precision. In sensing applications, UWB can detect objects’ presence, measure distance, and even detect motion.

One of the advantages of UWB technology is its ability to operate in crowded radio frequency environments without interfering with other wireless communication technologies. This is because UWB signals are spread out over a wide frequency range and are designed to coexist with other wireless technologies.

During 2019, one of the largest theme parks in Hong Kong introduced the first UWB adoption into game environment in Hong Kong. QBS System was responsible for digital communication among devices for tracking the children playing a 3D projection game scene with centimeters-level of accuracy.

QBS System also utilizes location-based service driven products equipped with the readiness and the reliability of indoor and outdoor positioning system. In 2019, an NGO worked with QBS System for location-based service adaptations on their existing mobile application to enable extra technology to substantiate location-awareness assist visual impaired persons in a technology park in Hong Kong. Wireless fingerprinting and magnetic fields are captured for indoor positioning estimation to provide a coordinate on an app, speak-to-navigate approach is used for visual impaired app users.

QBS System’s Prospect in IoT Market

Forecast by Market Research

According to a report published by Grand View Research in 2020, the global Internet of Things (IoT) market is expected to continue its growth trajectory in 2023, driven by technological advancements and increasing adoption across various industries. The IoT market size is projected to reach $1.5 trillion by 2027, growing at a CAGR of 24.7% from 2020 to 2027. Several factors are driving the market expansion of the IoT industry:

●	Increasing adoption of smart devices: The increasing adoption of smart devices, such as smartphones, smartwatches, and smart home devices, drives the demand for IoT solutions because these devices rely on IoT technology to connect and communicate.
●	Growing demand for automation and digitization: Companies are increasingly adopting automation and digitization to improve efficiency, reduce costs, and provide better customer experiences. IoT technology can enable automation and digitization by providing real-time data and insights.
●	Increasing focus on sustainability: Companies increasingly focus on sustainability and environmental responsibility, driving demand for IoT solutions that can help reduce energy consumption, minimize waste, and optimize resource utilization.
●	Advancements in technology: Advancements in technology, such as 5G networks, artificial intelligence, and machine learning, enable the development of more sophisticated IoT solutions that can provide more value to customers.

The emergence of new use cases and applications: IoT technology is being applied to new use cases and applications, such as smart cities, connected cars, and industrial IoT, which drive demand for IoT solutions.

Future Prospects of IoT Market

QBS System believes that the promise of IoT will be realized through the development of cloud-enabled intelligent devices and systems that contribute critical data, facilitate distributed control and decision-making, and operate securely at scale.

The opportunity to help clients transform their businesses and operations through these intelligent systems is enormous. QBS System offers a combination of expertise in device-level solutions, embedded operating systems, and IoT software and services. Since our founding in 2011, QBS System has been at the intersection of hardware and software. Today that intersection is the “edge” where cloud-enabled devices connect to create intelligent systems that share data, facilitate distributed control and machine learning, and operate securely at scale.

In addition, QBS System believes environmental, social, and governance (“ESG”) considerations have become increasingly important in recent years, as companies are expected to focus on financial performance and their impact on society and the environment. QBS System can provide solutions that are particularly relevant to ESG:

●	Environmental Sustainability: QBS System can contribute to environmental sustainability by developing products and services that reduce energy consumption and minimize waste. For example, IoT sensors optimize energy usage in buildings, reducing the carbon footprint and improving efficiency.
●	Social Responsibility: QBS System demonstrates social responsibility by ensuring its products and services are accessible to all, including marginalized communities. Additionally, they can address issues such as data privacy, security, and ethical concerns related to the use of customer data.
●	Governance: Good governance practices are crucial for QBS System to build trust with customers, investors, and regulators. Governance includes transparent reporting on ESG performance, accountability for actions, and responsible management of risks.

Furthermore, the convergence of IoT and Artificial Intelligence (“AI”) is a significant trend that can potentially transform many industries. Combining these two technologies can enable more intelligent and autonomous systems, leading to greater efficiencies and improved decision-making. Below are some examples of QBS System’s performance history:

●	Predictive maintenance: IoT sensors can collect data from machines and equipment, which can be analyzed using AI algorithms to predict when maintenance is required. Predictive maintenance help prevents equipment failures and reduces downtime.
●	Smart buildings: IoT devices such as lighting systems, lift systems, and security cameras can be integrated with AI algorithms to create more intelligent and automated systems that can learn and adapt to user behavior and preferences.
●	Agriculture: IoT sensors can collect data from crops and soil, which can be analyzed using AI algorithms to optimize irrigation, fertilization, and other agricultural practices, leading to more efficient and sustainable farming.

QBS System believes that the convergence of IoT and AI has the potential to drive innovation and transform many industries, enabling more intelligent and connected systems that can learn and adapt to changing environments and user behavior.

Key Business Drivers of QBS System’s IoT Services

Increased efficiency and productivity - QBS System enables companies to optimize operations and automate processes to increase efficiency and productivity. For example, we use IoT sensors to monitor equipment performance, predict maintenance needs, and reduce downtime.

Cost savings - QBS System helps companies save costs by improving operational efficiency, reducing waste, and optimizing resource utilization. For example, IoT sensors monitor energy consumption and optimize usage, leading to cost savings.

Competitive advantage - Companies that adopt IoT can gain a competitive advantage by differentiating themselves from competitors, improving their products and services, and providing better customer experiences. For example, IoT can enable companies to offer personalized services, such as customized product recommendations and targeted marketing.

New revenue streams - QBS System can enable companies to create new revenue streams by developing innovative products and services that leverage IoT technology. For example, IoT can enable companies to offer subscription-based services, such as predictive maintenance and remote monitoring.

Improved Customer Experiences - QBS System can enable companies to improve customer experiences by providing personalized, real-time services and support. For example, IoT sensors monitor customer usage patterns and provide customized recommendations.

IoT has become commonplace in all walks of life, from homes and industries to enterprises. IoT connects everything, making the world smarter and better than ever. IoT encompasses a set of advanced equipment (sensors and meters), network connectivity architecture, smart devices, and software that helps to interchange information between machines and devices. IoT technology holds significant potential in developing countries’ overall IT and communication industry.

Small and medium enterprises are adopting IoT solutions to maintain cost efficiency, productivity, and operation enhancements. Also, the rapid adoption of cloud-based solutions in the IT industry is the critical driver for the growth of the IoT market during the forecast period.

In conclusion, the impact that IoT has had, and will increasingly continue to have, upon all facets of modern society: (i) in the public sector in applications as varied as healthcare delivery, public safety, traffic management, and the eventual construction of smart cities; (ii) in the consumer space for lifestyle enhancement, entertainment, connected cars, smart homes; and, possibly most valuable; and (iii) in the industrial space for location tracking, demand and supply synchronization, dynamic routing and scheduling, predictive maintenance, inspection technology and so on.

Results of Operations:

Comparison of the Three and Six Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022

REVENUE, NET	$36,410	$-
COST OF REVENUE	(88,834)	-

GROSS LOSS	(52,424)	-

OPERATING EXPENSES
Sales and marketing	8,760	-
General and administrative	259,500	53,710
Depreciation and amortization	8,123	-

Total Operating Expenses	276,383	53,710

OPERATING LOSS	(328,807)	(53,710)

OTHER INCOME
Interest income, net	14	-

Total Other Income	14	-

LOSS BEFORE INCOME TAXES	(328,793)	(53,710)
Income taxes	24,492	-

NET LOSS	(304,301)	(53,710)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(322)	-

COMPREHENSIVE LOSS	$(304,623)	$(53,710)

Net loss per share - basic and diluted:	$(0.02)	$(0.03)

Weighted average number of shares outstanding	18,316,465	1,622,550

	Six Months Ended March 31,
	2023	2022

REVENUE, NET	$36,410	$-
COST OF REVENUE	(88,834)	-

GROSS LOSS	(52,424)	-

OPERATING EXPENSES
Sales and marketing	8,760	-
General and administrative	285,332	91,975
Depreciation and amortization	8,123	-

Total Operating Expenses	302,215	91,975

OPERATING LOSS	(354,639)	(91,975)

OTHER INCOME
Interest income, net	14	-

Total Other Income	14	-

LOSS BEFORE INCOME TAXES	(354,625)	(91,975)
Income taxes	24,492	-

NET LOSS	(330,133)	(91,975)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(322)	-

COMPREHENSIVE LOSS	$(330,455)	$(91,975)

Net loss per share - basic and diluted:	$(0.02)	$(0.06)

Weighted average number of shares outstanding	16,837,892	1,622,550

Revenue

Revenue from services

Revenue from services increased from $0 to $36,410 for the quarter ended March 31, 2023, compared to same period in 2022. This is due to the acquisition of QBS System during the current quarter ended March 31, 2023.

Revenue from services increased from $0 to $36,410 for the six months ended March 31, 2023, compared to same period in 2022. This is due to the acquisition of QBS System during the current period.

Revenue from the QBS System segment relates to the provision of IoT maintenance and support services, IoT projects and ventures BPO services and IoT software and hardware engineering services and is summarized as follows:

	Three and Six Months Ended March 31,
	2023	2022

IoT BPO services	$9,109	$-
IoT development services	26,819	-
IoT maintenance and support services	482
	$36,410	$-

Gross loss

Gross loss increased from $0 to $52,424 for the quarter ended March 31, 2023, compared to same period in 2022. This is due to the acquisition of QBS System during the current quarter.

Gross loss increased from $0 to $52,424 for the six months ended March 31, 2023, compared to same period in 2022. This is due to the acquisition of QBS System during the current period.

Operating expenses

General and administrative expenses

General and administrative expenses increased by $205,790 to $259,500 from $53,710 for the quarter ended March 31, 2023, compared to the same period in 2022. This is largely due to the effects of acquisition of QBS System, as results of operations of QBS System is consolidated in the current period from the date of acquisition.

General and administrative expenses increased by $193,357 to $285,332 from $91,975 for the six months ended March 31, 2023, compared to the same period in 2022. This is largely due to the effects of acquisition of QBS System, as results of operations of QBS System is consolidated in the current period from the date of acquisition.

As the Company’s operating activities increase, we expect its general and administrative costs will include additional costs in overhead contribution, consultancy, as well as an increase in employee related costs associated with a higher headcount.

Depreciation and amortization

Depreciation and amortization increased from $0 to $8,123 for the quarter ended March 31, 2023, compared to same period in 2022. This is due to the acquisition of QBS System during the current quarter.

Depreciation and amortization increased from $0 to $8,123 for the six months ended March 31, 2023, compared to same period in 2022. This is due to the acquisition of QBS System during the current period.

Income tax benefit

Income tax benefit increased from $0 to $24,492 for the quarter ended March 31, 2023, compared to same period in 2022. This is due to the acquisition of QBS System and deferred tax asset on allowance for expected credit losses was provided during the current quarter.

Income tax benefit increased from $0 to $24,492 for the six months ended March 31, 2023, compared to same period in 2022. This is due to the acquisition of QBS System and deferred tax asset on allowance for expected credit losses was provided during the current period.

Other comprehensive income

Foreign currency translation loss

Foreign currency translation loss increased from $0 to $322 for the quarter ended March 31, 2023, compared to the same period in 2022. It is incurred on translation of assets and liabilities of foreign subsidiaries in reporting currency adopted by the subsidiaries to the reporting currency of the Company.

Foreign currency translation loss increased by $0 to $322 for the six months ended March 31, 2023, compared to the same period in 2022. It is incurred on translation of assets and liabilities of foreign subsidiaries in reporting currency adopted by the subsidiaries to the reporting currency of the Company .

Net loss

Net loss increased by $250,591 to $304,301 from $53,710 for the quarter ended March 31, 2023, compared to the same period in 2022. This increase is primarily driven by allowance for expected credit losses of $112,675 during the current quarter.

Net loss increased by $238,158 to $330,133 from $91,975 for the six months ended March 31, 2023, compared to the same period in 2022. This increase is primarily driven by allowance for expected credit losses of $112,675 during the current period.

Liquidity and Capital Resources

We use working capital and cash measures to evaluate the performance of our operations and our ability to meet our financial obligations. We define Working Capital as current assets less current liabilities. This measure should not be considered in isolation or as a substitute for any standardized measure under GAAP. This information is intended to provide investors with information about our liquidity. Other companies in our industry may calculate this measure differently than we do, limiting its usefulness as a comparative measure.

Since our inception, our operations have primarily been financed through the issuance of our common stock and the incurrence of debt. As of March 31, 2023, we had $504,118 in cash and cash equivalents and $1,240,044 in working capital.

The Company expects that its cash and cash equivalents as of March 31, 2023, will be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements. These conditions may raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued. The Company is currently evaluating raising additional funds through private placements and or public equity financing. However, there can be no assurance that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to us, or at all. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

In the event we require additional capital, there can be no assurances that we will be able to raise such capital on acceptable terms, or at all. Failure to generate sufficient revenues or raise additional capital through debt or equity financings, or through collaboration agreements, strategic alliances or marketing and distribution arrangements, could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business plan. Our failure to obtain such funding when needed could create a negative impact on our stock price or could potentially lead to a reduction in our operations or the failure of our company. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that impact the amounts reported in our consolidated financial statements and accompanying notes that are not readily apparent from other sources. The estimates and associated assumptions are based on historical experience and other factors that are considered relevant. Actual results may differ from these estimates.

Business Combinations

Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to utilize assumptions and estimates, which are based upon available information that may be subject to further refinement over the purchase accounting period of one year.

Recently issued Accounting Pronouncements

For the impact of recently issued accounting pronouncements on the Company’s consolidated financial statements, see Note 2 (W) to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

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

Dated: May 17, 2023

FLYWHEEL ADVANCED TECHNOLOGY, INC.

By:	/s/ Tang Siu Fung
Name:	Tang Siu Fung
Title:	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

-46-