Form 10-Q/A
period 2023-03-31
FLYWHEEL ADVANCED TECHNOLOGY, INC.
filed 2023-06-07
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

The number of shares outstanding of the registrant’s common stock as of June 7, 2023, was 26,691,164 shares.

Explanatory Note

Flywheel Advanced Technology, Inc. (the “Company”) is filing this Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q as initially filed with the Securities and Exchange Commission on May 17, 2023 (the “Original Filing”).

The purpose of this Amendment is to amend and restate the Original Filing in its entirety, including the Consolidated Financial Statements as of March 31, 2023, and September 30, 2022.

This Amendment also corrects the Original Filing to reflect that as of March 22, 2023, the Company was contractually obligated to issue 1,450,000 shares of common stock to each of Sau Ping Leung and So Ha Tsang.

As required by applicable SEC regulations, Exhibits 31.1 and 32.1 are being re-filed with this Amendment, although there has been no change in these exhibits, other than the date thereof, from those filed with the Original Filing.

This Amendment has not been updated to reflect events that occurred after May 17, 2023, the filing date of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023 AND SEPTEMBER 30, 2022

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONTENTS

Pages
Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and September 30, 2022	3
Condensed Consolidated Statements of Income and Comprehensive Income (loss) for the Three and Six Months Ended March 31, 2023 and March 31, 2022 (unaudited)	4
Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended March 31, 2023 and March 31, 2022 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2023 and March 31, 2022 (unaudited)	6
Notes to Unaudited Condensed Consolidated Financial Statements	7 - 27

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	September 30, 2022
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$504,118	$-
Accounts receivable, net of allowances	1,248,202	-
Due from related parties	121,333	-
Prepaid expenses and other current assets	387,788	-
Income tax refundable	11,220	-
Deferred tax assets	32,608	-
Total Current Assets	2,305,269	-

PROPERTY, PLANT AND EQUIPMENT, NET	7,480	-
GOODWILL	1,854,022	-
RIGHT-OF-USE ASSETS	55,590	-
TOTAL ASSETS	$4,222,361	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loans - current portion	$108,269	$-
Accounts payable	128,641	-
Accrued expenses and other current liabilities	1,186,832	22,920
Due to related parties	626,048	181,210
Operating lease liabilities	52,435	-
Total current liabilities	2,102,225	204,130

LONG-TERM LIABILITIES
Bank loans	531,865	-
Operating lease liabilities	8,996	-
Total long-term liabilities	540,861	-
Total Liabilities	2,643,086	204,130
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value 550,000,000, shares authorized, 26,762,164 shares and 17,822,564 issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	2,676	1,782
Paid in Capital	5,662,512	2,534,546
Accumulated other comprehensive loss	(322)	-
Accumulated deficit	(4,085,591)	(2,740,458)
Total Stockholders’ Equity	1,579,275	(204,130)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,222,361	$-

See accompanying notes to Condensed Consolidated Financial Statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
REVENUE, NET	$36,410	$-	$36,410	$-
COST OF REVENUE	(88,834)	-	(88,834)	-
GROSS LOSS	(52,424)	-	(52,424)	-
OPERATING EXPENSES
Sales and marketing	8,760	-	8,760	-
General and administrative	1,274,500	53,710	1,300,332	91,975
Depreciation and amortization	8,123	-	8,123	-
Total Operating Expenses	1,291,383	53,710	1,317,215	91,975
OPERATING LOSS	(1,343,807)	(53,710)	(1,369,639)	(91,975)
OTHER INCOME
Interest income, net	14	-	14	-
Total Other Income	14	-	14	-
Income taxes	(24,492)	-	(24,492)	-
NET LOSS	(1,319,301)	(53,710)	(1,345,133)	(91,975)
OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(322)	-	(322)	-
COMPREHENSIVE LOSS	$(1,319,623)	$(53,710)	$(1,345,455)	$(91,975)
Net loss per share - basic and diluted:	$(0.07)	$(0.03)	$(0.08)	$(0.06)
Weighted average number of shares outstanding	18,316,465	1,622,550	16,837,892	1,622,550

See accompanying notes to Condensed Consolidated Financial Statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series A-1 Convertible					Accumulated other
	Preferred Stock		Common Stock		Paid	comprehensive	Accumulated
	Shares	Value	Shares	Value	in Capital	loss	Deficit	Total
Balance at September 30, 2022	-	$-	17,822,564	$1,782	$2,534,546	$-	$(2,740,458)	$(204,130)
Net loss	-	-	-	-	-	-	(25,832)	(25,832)
Balance at December 31, 2022	-	-	17,822,564	1,782	2,534,546	-	(2,766,290)	(229,962)
Issuance of common stock for acquisition	-	-	8,939,600	894	3,127,966	-	-	3,128,860
Exchange difference on translation	-	-	-	-	-	(322)	-	(322)
Net loss	-	-	-	-	-	-	(1,319,301)	(1,319,301)
Balance at March 31, 2023	-	$-	26,762,164	$2,676	$5,662,512	$(322)	$(4,085,591)	$1,579,275

	Series A-1 Convertible					Accumulated other
	Preferred Stock		Common Stock		Paid	comprehensive	Accumulated
	Shares	Value	Shares	Value	in Capital	loss	Deficit	Total
Balance at September 30, 2021	10,000,000	$1,000	1,622,550	$162	$2,535,166	$-	$(2,536,328)	$-
Net loss	-	-	-	-	-	-	(38,265)	(38,265)
Balance at December 31, 2021	10,000,000	1,000	1,622,550	162	2,535,166	-	(2,574,593)	(38,265)
Net loss	-	-	-	-	-	-	(53,710)	(53,710)
Balance at March 31, 2022	10,000,000	$1,000	1,622,550	$162	$2,535,166	$-	$(2,628,303)	$(91,975)

See accompanying notes to Condensed Consolidated Financial Statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,345,133)	$(91,975)
Adjusted to reconcile net income(loss) to cash provided (used) by operating activities:
Depreciation	8,123	-
Provision for bad debts	112,675	-
Deferred income taxes	(24,492)	-
Changes in operating assets and liabilities
(Increase)/decrease in:
Accounts receivable	64,469	26,649
Prepaid expenses and other current assets	(510)	-
Increase/(decrease) in:
Accounts payable	(86,294)	-
Accrued expenses and other current liabilities	1,129,517	-
Net cash used in operating activities	(141,645)	(65,326)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from purchase of a subsidiary	565,211	-
Net cash provided by investing activities	565,211	-
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	80,703	65,326
Net cash provided by financing activities	80,703	65,326
NET INCREASE IN CASH AND EQUIVALENTS	504,269	-
EFFECT OF EXCHANGE RATES ON CASH	(151)	-
AT BEGINNING OF PERIOD	-	-
CASH AND EQUIVALENTS AT END OF PERIOD	$504,118	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

As of March 22, 2023, the Company was contractually obligated to issue 1,450,000 shares of common stock to each of Sau Ping Leung and So Ha Tsang. These two individuals collectively hold 30% of Blue Print.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022
UNAUDITED

The Company’s leases have remaining lease terms inclusive of renewal or termination options that the Company is reasonably certain to exercise. The following table summarizes the maturity of the Company’s operating lease liabilities as of March 31, 2023:

Period Ending March 31 2023	$54,090
2024	9,015
Total operating lease payments	63,105
Less: Imputed interest	1,674
Total operating lease liabilities	$61,431

There were no corresponding impairment charges during the periods ended March 31, 2023 and 2022

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	September 30, 2022
Accrued expenses	$1,098,316	$22,920
Accrued employee cost	72,676	-
Sales tax payable	15,840	-

	$1,186,832	$22,920

NOTE 10 - BANK LOANS

A summary of the Company’s loans payable is as follows

	March 31, 2023	September 30, 2022
Bank loans
HK$3,550,000 3 years loan (note a)	$357,134	$-
HK$1,450,000 5 years loan (note b)	165,203	-
HK$1,000,000 8 years loan (note c)	117,797	-

Total	$640,134	$-

Current portion	$108,269	$-
Non-current portion	531,865	-

Total	$640,134	$-

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

A reconciliation of the provision for income taxes compared with the amount at the tax rate for the six months ended March 31, 2023 and 2022 was as follows:

	2023	2022

Loss before income tax expense	$(1,369,625)	$(91,975)

Tax charge at the applicable tax rate
at 8.25% on first HK$2million of profit and at 16.5% on profit above HK$2million	$(35,911)	$-
Tax effect of expenses not deductible	388	-
Tax effect of exempted bank interest income not taxable	(2)	-
Tax effect of tax losses carried forward	34,217	-
Others	(23,184)	-

Total income taxes	$(24,492)	$-

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

	IoT BPO services	IoT development services	IoT maintenance and support services	Total Reportable segments
For the three months ended March 31, 2023
Revenues	$9,109	$26,819	$482	$36,410
Cost of revenue	10,957	71,585	6,292	88,834
Gross loss	(1,848)	(44,766)	(5,810)	(52,424)
Net Loss from operations	(336,192)	(989,826)	(17,789)	(1,343,807)
Depreciation and amortization	2,032	5,983	108	8,123

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022
UNAUDITED

	IoT BPO services	IoT development services	IoT maintenance and support services	Total Reportable segments
For the six months ended March 31, 2023
Revenues	$9,109	$26,819	$482	$36,410
Cost of revenue	10,957	71,585	6,292	88,834
Gross loss	(1,848)	(44,766)	(5,810)	(52,424)
Net Loss from operations	(342,654)	(1,008,853)	(18,132)	(1,369,639)
Depreciation and amortization	2,032	5,983	108	8,123

	March 31, 2023	September 30, 2022
Segment of assets
IoT BPO services	$1,056,344	$-
IoT development services	3,110,121	-
IoT maintenance and support services	55,896	-
	$4,222,361	$-

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 and 2022
UNAUDITED

Due from related parties consisted of the following:

	March 31,	September 30,
	2023	2022
Amount due from Wolf Asia Pty Limited	$87,065	$-
Amount due from QBS Flywheel Limited	34,268	-
	$121,333	$-

Due to related parties consisted of the following:

	March 31,	September 30,
	2023	2022
Amount due to a director	$71,184	$-
Amount due to QBS Group Limited	292,951	-
Amount due to Flywheel Financial Strategy (Hong Kong) Company Limited	261,913	181,210
	$626,048	$181,210

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

Our unaudited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

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

As of March 22, 2023, the Company was contractually obligated to issue 1,450,000 shares of common stock to each of Sau Ping Leung and So Ha Tsang. These two individuals collectively hold 30% of Blue Print Global, Inc., a British Virgin Islands which is a subsidiary of the Company.

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

Results of Operations:

Comparison of the Three and Six Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022

REVENUE, NET	$36,410	$-
COST OF REVENUE	(88,834)	-

GROSS LOSS	(52,424)	-

OPERATING EXPENSES
Sales and marketing	8,760	-
General and administrative	1,274,500	53,710
Depreciation and amortization	8,123	-

Total Operating Expenses	1,291,383	53,710

OPERATING LOSS	(1,343,807)	(53,710)

OTHER INCOME
Interest income, net	14	-

Total Other Income	14	-

LOSS BEFORE INCOME TAXES	(1,343,793)	(53,710)
Income taxes	24,492	-

NET LOSS	(1,319,301)	(53,710)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(322)	-

COMPREHENSIVE LOSS	$(1,319,623)	$(53,710)

Net loss per share - basic and diluted:	$(0.07)	$(0.03)

Weighted average number of shares outstanding	18,316,465	1,622,550

	Six Months Ended March 31,
	2023	2022

REVENUE, NET	$36,410	$-
COST OF REVENUE	(88,834)	-

GROSS LOSS	(52,424)	-

OPERATING EXPENSES
Sales and marketing	8,760	-
General and administrative	1,300,332	91,975
Depreciation and amortization	8,123	-

Total Operating Expenses	1,317,215	91,975

OPERATING LOSS	(1,369,639)	(91,975)

OTHER INCOME
Interest income, net	14	-

Total Other Income	14	-

LOSS BEFORE INCOME TAXES	(1,369,625)	(91,975)
Income taxes	24,492	-

NET LOSS	(1,345,133)	(91,975)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(322)	-

COMPREHENSIVE LOSS	$(1,345,455)	$(91,975)

Net loss per share - basic and diluted:	$(0.08)	$(0.06)

Weighted average number of shares outstanding	16,837,892	1,622,550

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

Operating expenses

General and administrative expenses

General and administrative expenses increased by $1,220,790 to $1,274,500 from $53,710 for the quarter ended March 31, 2023, compared to the same period in 2022. This is largely due to the professional expenses incurred for and effects of acquisition of QBS System, as results of operations of QBS System is consolidated in the current period from the date of acquisition.

General and administrative expenses increased by $1,208,357 to $1,300,332 from $91,975 for the six months ended March 31, 2023, compared to the same period in 2022. This is largely due to the professional expenses incurred for and effects of acquisition of QBS System, as results of operations of QBS System is consolidated in the current period from the date of acquisition.

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

Net loss

Net loss increased by $1,265,591 to $1,319,301 from $53,710 for the quarter ended March 31, 2023, compared to the same period in 2022. This increase is primarily driven by allowance for expected credit losses and professional expenses incurred for the acquisition of QBS system during the current quarter.

Net loss increased by $1,253,158 to $1,345,133 from $91,975 for the six months ended March 31, 2023, compared to the same period in 2022. This increase is primarily driven by allowance for expected credit losses of and professional expenses incurred for the acquisition of QBS system during the current period.

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

Since our inception, our operations have primarily been financed through the issuance of our common stock and the incurrence of debt. As of March 31, 2023, we had $504,118 in cash and cash equivalents and $203,044 in working capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of March 22, 2023, the Company was contractually obligated to issue 1,450,000 shares of common stock to each of Sau Ping Leung and So Ha Tsang. These two individuals collectively hold 30% of Blue Print Global, Inc., a British Virgin Islands which is subsidiary of the Company. The issuances were made pursuant to an exemption from securities registration provided under Regulation S of the Securities Act.

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

Dated: June 7, 2023

FLYWHEEL ADVANCED TECHNOLOGY, INC.

By:	/s/ Tang Siu Fung
Name:	Tang Siu Fung
Title:	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

-46-