Form 10-Q
period 2023-06-30
FLYWHEEL ADVANCED TECHNOLOGY, INC.
filed 2023-08-14
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares outstanding of the registrant’s common stock as of August 14, 2023, was 29,591,164 shares.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$712,957	$-
Accounts receivable, net of allowances	840,966	-
Due from related parties	120,733	-
Prepaid expenses and other current assets	387,968	-
Income tax refundable	10,277	-
Deferred tax assets	58,380	-
Total Current Assets	2,131,281	-

PROPERTY, PLANT AND EQUIPMENT, NET	6,354	-
GOODWILL	1,854,022	-
RIGHT-OF-USE ASSETS	43,848	-

TOTAL ASSETS	$4,035,505	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loans - current portion	$108,323	$-
Accounts payable	138,008	-
Accrued expenses and other current liabilities	103,519	22,920
Due to related parties	771,002	181,210
Operating lease liabilities	48,654	-
Total current liabilities	1,169,506	204,130

LONG-TERM LIABILITIES
Bank loans	506,449	-
Operating lease liabilities	-	-
Total long-term liabilities	506,449	-
Total Liabilities	1,675,955	204,130

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value 550,000,000, shares authorized, 29,662,164 shares and 17,822,564 issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	2,966	1,782
Paid in Capital	6,677,222	2,534,546
Accumulated other comprehensive loss	441	-
Accumulated deficit	(4,321,079)	(2,740,458)
Total Stockholders’ Equity	2,359,550	(204,130)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,035,505	$-

See accompanying notes to Condensed Consolidated Financial Statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

REVENUE, NET	$579,691	$-	$616,326	$-
COST OF REVENUE	(444,823)	-	(533,964)	-

GROSS RPOFIT	134,868	-	82,362	-

OPERATING EXPENSES
Sales and marketing	25,911	-	34,698	-
General and administrative	410,217	27,749	1,710,490	119,724
Depreciation and amortization	12,983	-	21,127	-

Total Operating Expenses	449,111	27,749	1,766,315	119,724

OPERATING LOSS	(314,243)	(27,749)	(1,683,953)	(119,724)

OTHER INCOME (EXPENSES)
Other income	58,435	-	58,449	-
Interest expenses, net	(5,400)	-	(5,388)	-

Total Other Income	53,035	-	53,061	-

LOSS BEFORE INCOME TAXES	(261,208)	(27,749)	(1,630,892)	(119,724)
Income taxes	25,720	-	50,271	-

NET LOSS	(235,488)	(27,749)	(1,580,621)	(119,724)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	763	-	441	-

COMPREHENSIVE LOSS	$(234,725)	$(27,749)	$(1,580,180)	$(119,724)

Net loss per share - basic and diluted:	$(0.01)	$(0.02)	$(0.06)	$(0.07)

Weighted average number of shares outstanding	27,941,285	1,622,550	25,621,646	1,622,550

See accompanying notes to Condensed Consolidated Financial Statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series A-1 Convertible					Accumulated other
	Preferred Stock		Common Stock		Paid	comprehensive	Accumulated
	Shares	Value	Shares	Value	in Capital	loss	Deficit	Total

Balance at September 30, 2022	-	$-	17,822,564	$1,782	$2,534,546	$-	$(2,740,458)	$(204,130)

Net loss	-	-	-	-	-	-	(25,832)	(25,832)

Balance at December 31, 2022	-	-	17,822,564	1,782	2,534,546	-	(2,766,290)	(229,962)

Issuance of common stock for acquisition	-	-	8,939,600	894	3,127,966	-	-	3,128,860

Exchange difference on translation	-	-	-	-	-	(322)	-	(322)

Net loss	-	-	-	-	-	-	(1,319,301)	(1,319,301)

Balance at March 31, 2023	-	$-	26,762,164	$2,676	$5,662,512	$(322)	$(4,085,591)	$1,579,275

Issuance of common stock	-	-	2,900,000	290	1,014,710	-	-	1,015,000

Exchange difference on translation	-	-	-	-	-	763	-	763

Net loss	-	-	-	-	-	-	(235,488)	(235,488)

Balance at June 30, 2023	-	$-	29,662,164	$2,966	$6,677,222	$441	$(4,321,079)	$2,359,550

	Series A-1 Convertible					Accumulated other
	Preferred Stock		Common Stock		Paid	comprehensive	Accumulated
	Shares	Value	Shares	Value	in Capital	loss	Deficit	Total

Balance at September 30, 2021	10,000,000	$1,000	1,622,550	$162	$2,535,166	$-	$(2,536,328)	$-

Net loss	-	-	-	-	-	-	(38,265)	(38,265)

Balance at December 31, 2021	10,000,000	1,000	1,622,550	162	2,535,166	-	(2,574,593)	(38,265)

Net loss	-	-	-	-	-	-	(53,710)	(53,710)

Balance at March 31, 2022	10,000,000	$1,000	1,622,550	$162	$2,535,166	$-	$(2,628,303)	$(91,975)

Net loss	-	-	-	-	-	-	(27,749)	(27,749)

Balance at June 30, 2022	10,000,000	$1,000	1,622,550	$162	$2,535,166	$-	$(2,656,052)	$(119,724)

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,580,621)	$(119,724)
Adjusted to reconcile net income(loss) to cash provided (used) by operating activities:
Depreciation	9,280	-
Lease amortisation	11,847
Provision for bad debts	267,698	-
Deferred income taxes	(50,271)	-
Changes in operating assets and liabilities
(Increase)/decrease in:
Accounts receivable	319,509	-
Prepaid expenses and other current assets	(134)	-
Increase/(decrease) in:
Accounts payable	(77,340)	-
Operating lease liabilities	(12,894)
Accrued expenses and other current liabilities	46,367	12,898
Income tax payable	790	-
Net cash used in operating activities	(1,065,769)	(106,826)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from purchase of a subsidiary	565,449	-
Net cash provided by investing activities	565,449	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,015,000	-
Repayment of borrowings	(26,519)	-
Advances from related party	225,005	106,826
Net cash provided by financing activities	1,213,486	106,826

NET INCREASE IN CASH AND EQUIVALENTS	713,166	-
EFFECT OF EXCHANGE RATES ON CASH	(209)	-
AT BEGINNING OF PERIOD	-	-

CASH AND EQUIVALENTS AT END OF PERIOD	$712,957	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$790	$-
Cash paid for interest	$-	$-

See accompanying notes to Condensed Consolidated Financial Statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

UNAUDITED

NOTE- 1 ORGANIZATION AND BUSINESS BACKGROUND

Flywheel Advanced Technology, Inc. (formerly known as Pan Global Corp.) (“the Company”) was incorporated in the state of Nevada on April 30, 2010.

On July 13, 2021, a Stock Purchase Agreement was entered into between NYJJ Hong Kong Limited (Seller) and Sparta Universal Industrial Ltd. (Purchaser), wherein the Purchaser purchased 10,000,000 shares of Series A-1 Preferred Stock, par value $0.0001 per share (the “Shares”) of the Company. As a result, the Purchaser became an approximately 90% holder of the voting rights of the issued and outstanding shares of the Company, on a fully- diluted basis, and became the controlling shareholder.

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

June 30, 2023 and 2022

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

As of March 22, 2023, the Company was contractually obligated to issue 1,450,000 shares of common stock to each of Sau Ping Leung and So Ha Tsang. Such shares were issued on May 24, 2023. These two individuals collectively hold 30% of Blue Print.

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

UNAUDITED

QBS System provides a full-range IoT services comprising consulting development and implementation, analytics, support, and evolution. It has a business portfolio providing IoT integration solution services, IoT maintenance, support services, IoT projects and ventures Business Process Outsourcing (“BPO”) services, and approximately Nine periods of experience in Hong Kong providing IoT software and hardware engineering services. Clients range across various industries, such as logistics and supply chain management, food & beverage, automation and smart building. The applications of QBS System’s IoT Solution include connected equipment in the enterprise (“Enterprise IoT”) and industrial assets such as machines, robots, or even workers in smart factories and industrial facilities (“Industrial IoT”, the essential component of Industry 4.0).

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

UNAUDITED

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

UNAUDITED

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

UNAUDITED

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

UNAUDITED

(N) Revenue recognition

The Company’s revenue is comprised mainly the following services: IoT software and hardware development service, BPO service and IT support and maintenance service.

Revenues from IT software and hardware development are measured based on the skills, estimate time, cost of outsourcing, human resources and materials required for the project which are specified in a quotation or contract with a customer and exclude discounts and amounts collected on behalf of third parties. Revenues recognized under quotation or contracts generally when persuasive evidence of an arrangement exists, services have been performed and collection of amounts billed is fixed, based on the achievement of milestone in contract and is reasonably assured.

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

The Company follows ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from services by: (1) identifying the contract (if any) with a customer; (2) identifying the performance obligations in the contract (if any); (3) determining the transaction price; (4) allocating the transaction price to each performance obligation in the contract (if any); and (5) recognizing revenue when each performance obligation is satisfied. The Company has no outstanding contracts with any of its customers as of June 30, 2023 and September 30, 2022. The Company recognizes revenue when it satisfies a performance obligation by providing services to a customer.

The Company generally invoices a client after performance of services. Payments are due as per contract terms.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

UNAUDITED

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

(P) Foreign currency translation

The Company’s consolidated financial statements are reported in United States dollars (“US$”), the Company’s reporting currency, also the functional currency. The functional currency for the Company’s subsidiary organized in Hong Kong is Hong Kong dollars (“HK$”). The functional currency for the Company’s subsidiary organized in Australian is Australian dollars (“A$”). The translation of the functional currencies of the Company’s subsidiaries into US$ is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using a monthly average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported as currency translation adjustments under other comprehensive income (loss), net, under accumulated other comprehensive income (loss) as a separate component of equity.

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

The exchange rates used to translate amounts in HK$ and AU$ into US$ for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2023	September 30, 2022
Balance sheet items, except for common stock, additional paid-in capital and retained earnings, as of period end	US$1=HK$7.835875	Not applicable
	US$1=AUD1.500551	Not applicable

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

UNAUDITED

Amounts included in the statements of operations and cash flows for the period	For the Three Months Ended June 30,
	2023	2022
	US$1=HK$7.833887	Not applicable
	US$1=AUD1.520118	Not applicable

Amounts included in the statements of operations and cash flows for the period	For the Nine Months Ended June 30,
	2023	2022
	US$1=HK$7.831902	Not applicable
	US$1=AUD1.500710	Not applicable

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

(S) Income taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period included the enactment date.

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

UNAUDITED

  (U) Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with such liabilities are expensed as incurred.

  (V) Segments

The Company operates in three reportable segments, provision of IT maintenance and support services, IoT BPO services and IoT development services in Hong Kong and Australia.

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

  (W) Recently Issued Accounting Standards

There are no recently announced, but not yet effective accounting pronouncements that are expected to have a material impact to the Company as of June 30, 2023.

NOTE 3 – BUSINESS ACQUISITION

On March 22, 2023, the Company acquired 100% of the issued and outstanding shares of QBS System pursuant to a Share Exchange Agreement, dated December 15, 2022 by and among QBS System Limited and the Seller.

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

June 30, 2023 and 2022

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

Intangibles acquired were remeasured at June 30, 2023 using the applicable spot rate.

NOTE 4 – CASH AND EQUIVALENTS

Cash is composited of the following

	June 30,	September 30,
	2023	2022
Cash at bank	$711,281	$-
Cash on hand	1,676	-

Total	$712,957	$-

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

UNAUDITED

NOTE 5 – ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

Accounts receivable consisted of the following:

	June 30,	September 30,
	2023	2022
Accounts receivable	$1,280,330	$-
Less: allowance for expected credit losses	439,364	-

Accounts receivable, net	$840,966	$-

The movement in “Allowance for expected credit losses” for Nine months ended June 30, 2023 and 2022 was as follows:

	June 30, 2023	June 30, 2022
Balance at beginning of period	$-	$-
Provision from acquisition	172,036	-
Provision during the period	267,697	-
Translation adjustment	(369)	-

Balance at end of period	$439,364	$-

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30,	September 30,
	2023	2022
Advisory fees prepaid for business development	$323,677	$-
Deposits	15,841	-
Advance to suppliers	46,532	-
Other receivables	1,442	-
Others	476	-
	$387,968	$-

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

UNAUDITED

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

The following is a summary of property and equipment:

	June 30,	September 30,
	2023	2022
Furniture and Fixtures	$23,747	$-
Computer Equipment	69,501	-
	93,248	-
Less: accumulated depreciation	86,894	-
Property and equipment, net	$6,354	$-

NOTE 8– LEASES

The Company leases offices. Rental contract is for periods of 36 months. The lease agreement has no covenants.

Accumulated ROU assets and amortization are as follows :

	June 30,	September 30,
	2023	2022
Operating lease cost - office	$137,893	$-

Less: accumulated amortization	94,045	-
ROU assets, net	$43,848	$101,593

The following is leases liabilities:

	June 30,	September 30,
	2023	2022
Current portion	$48,654	$-
Non-current portion	-	-
	$48,654	$-

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

UNAUDITED

The following is a summary of the weighted remaining leases term and the weighted average discount rate for the Company’s leases at June 30, 2023 and September 30, 2022:

	June 30, 2023	September 30, 2022
Weighted average remaining lease term
Operating leases	0.92	Not applicable
Weighted average discount rate
Operating leases	5%	Not applicable

During nine months ended June 30, 2023, cash paid for operating leases liabilities was $12,894.

The Company’s leases have remaining lease terms inclusive of renewal or termination options that the Company is reasonably certain to exercise. The following table summarizes the maturity of the Company’s operating lease liabilities as of June 30, 2023:

Period Ending June 30
2024	$49,672
Total operating lease payments	49,672
Less: Imputed interest	1,018
Total operating lease liabilities	$48,654

There were no corresponding impairment charges during the periods ended June 30, 2023 and 2022

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	September 30,
	2023	2022
Accrued expenses	$57,589	$22,920
Accrued employee cost	30,169	-
Sales tax payable	15,761	-

	$103,519	$22,920

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

UNAUDITED

NOTE 10 - BANK LOANS

A summary of the Company’s loans payable is as follows

	June 30,	September 30,
	2023	2022
Bank loans
HK$3,550,000 8 years loan (note a)	$341,912	$-
HK$1,450,000 8 years loan (note b)	158,974	-
HK$1,000,000 8 years loan (note c)	113,886	-

Total	$614,772	$-

Current portion	$108,323	$-
Non-current portion	506,449	-

Total	$614,772	$-

(a)	On April 27, 2020, the Company was granted a bank loan from Bank of China (Hong Kong) Limited of HK$3,550,000. The loan has interest of 2.5% below the Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited from time to time and is secured by the personal guarantees of the Company’s Director, Mr. Wong Chi Fung and shareholder, Mr. Kwan Ping Yuen and guarantee from the HKMC Insurance Limited under the SME Financing Guarantee Scheme. The Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited as of 30 June 2023 was 6%. The outstanding principal and interest accrued is payable by 59 equal monthly instalments, commencing 13 months after the date of drawdown.

(b)	On October 10, 2020, the Company was granted a bank loan from Bank of China (Hong Kong) Limited of HK$1,450,000. The loan has interest of 2.5% below the Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited from time to time and is secured by the personal guarantees of the Company’s Director, Mr. Wong Chi Fung and shareholder, Mr. Kwan Ping Yuen and guarantee from the HKMC Insurance Limited under the SME Financing Guarantee Scheme. The Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited as of 30 June 2023 was 6%. The outstanding principal and interest accrued is payable by 66 equal monthly instalments, commencing on 13 months after the date of drawdown.

(c)	On June 28, 2021, the Company was granted a bank loan from Bank of China (Hong Kong) Limited of HK1,000,000. The loan has interest of 2.5% below the Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited from time to time and is secured by the personal guarantees of the Company’s Director, Mr. Wong Chi Fung and shareholder, Mr. Kwan Ping Yuen and guarantee from the HKMC Insurance Limited under the SME Financing Guarantee Scheme. The Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited as of 30 June 2023 was 6%. The outstanding principal and interest accrued is payable by 74 equal monthly instalments, commencing on 13 months after the date of drawdown.

Fund-based and non-fund-based credit facilities with banks are available for operational requirements in the form of overdrafts and short-term loans. As of June 30, 2023, the limits available were $766,602, of which $614,772 was utilized, constituting non-funded drawdown.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

UNAUDITED

NOTE 11 - INCOME TAX

The income tax benefit for the Nine months ended June 30, 2023 and 2022 is summarized as follows:

	2023	2022
Current tax expense:
Hong Kong profits tax
Provision for the period	$-	$-
One-off tax deduction	-	-

Deferred tax benefit:
Hong Kong profits tax	-	-
Deferred tax benefit	50,271	-

Total income taxes	$50,271	$-

Hong Kong profits tax was provided in the CFS on the estimated assessable profit for the first HK$2 million at 8.25% and on the estimated assessable profit above HK$2 million for the period at 16.5%. One-off tax reduction is tax concession on the final tax of the period assessment fiscal 2023 at 100% with a ceiling of $1,284. The Company did not make any provision for Hong Kong profits tax as the Company incurred a loss during the nine months and there were no assessable profits for the three months and nine months ended June 30, 2023.

Subsidiary in Australia is subject to a tax rate of 25% for nine months ended June 30, 2023. The subsidiary is qualified for the reduced tax rate that fall below turnover threshold of AUD 50 million (USD 37 million). No Australian income tax was provided in the CFS as the subsidiary does not have assessable profit during the period.

A reconciliation of the provision for income taxes compared with the amount at the tax rate for the Nine months ended June 30, 2023 and 2022 was as follows:

	2023	2022

Loss before income tax expense	$(1,630,892)	$-
Tax charge at the applicable tax rate
at 16.5% on profit above HK$2million	$(63,942)	$-
Tax effect of expenses not deductible	388	-
Tax effect of exempted bank interest income not taxable	(3,043)	-
Tax effect of tax losses carried forward	65,100	-
Others	51,768	-

Total income taxes	$50,271	$-

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

UNAUDITED

The components and movements in deferred tax assets (liabilities) are as follows:

	Accelerated depreciation allowances	allowance for expected credit losses	Total
At September 30, 2022	$-	$-	$-
Deferred taxation from acquisition	(2,420)	10,563	8,143
Deferred taxation credited to statement of operations	1,497	48,774	50,271

Translation difference	3	(37)	(34)
At June 30, 2023	$(920)	$59,300	$58,380

NOTE 12 - EQUITY

On March 22, 2023, The Company issued 8,939,600 newly shares of the Company’s common stock, par value $0.0001 in exchange for all of the issued and outstanding shares of QBS System at a purchase consideration of approximately $3,128,860, based on the closing price of Flywheel common stock on Over-the-Counter-Markets of $0.35 on March 22, 2023

On the same date, the Company was contractually obligated to issue 1,450,000 shares of common stock to each of Sau Ping Leung and So Ha Tsang. Such shares were issued on May 24, 2023. These two individuals collectively hold 30% of Blue Print.

NOTE 13 - NET REVENUE

Disaggregation of revenue:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

IoT projects and ventures BPO services	$289,065	$-	$298,267	$-
IoT software and hardware engineering services	139,438	-	166,350	-
IT maintenance and support services	151,188	-	151,709	-

	$579,691	$-	$616,326	$-

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

UNAUDITED

NOTE 14 - EMPLOYEE BENEFITS

The Company contributes to a Mandatory Provident Fund plan which is available to all employees in Hong Kong. Mandatory contributions for the both employees and employers to the plan are payable at 5% of the employee’s relevant income, subject to the maximum monthly contribution of $193 (equivalent to HK$1,500). No contribution from the employee is required if his / her income is less than the minimum relevant income level of $916 (equivalent to HK$7,100). The Company’s contributions to this plan are expensed as they fall due. The total provision and contributions made for such employee benefits was $2,566 and $3,677 for the three months and nine months ended June 30, 2023, respectively.

Employees of the Company’s Australian subsidiary are entitled to receive retirement benefits from the Emergency Services Superannuation Scheme in Australia. The benefit amounts are calculated based on the member’s periods of service and final average salary. The total contributions made for such employee benefits was $0 and $0 for the three months and nine months ended June 30, 2023, respectively.

NOTE 15 - SEGMENTS

The Company has identified its operating segments based on the internal reports that are reviewed and used by the Chief Executive Officer (being the chief operating decision maker) in assessing performance and determining the allocation of resources. The Company operates in three reportable segments; provision of IoT maintenance and support services, IoT projects and ventures BPO services and IoT software and hardware engineering services in Hong Kong. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information as of and for the three months and nine months ended June 30, 2023:

	IoT BPO services	IoT development services	IT maintenance and support services	Total Reportable segments
For the three months ended June 30, 2023
Revenues	$289,065	$139,438	$151,188	$579,691
Cost of revenue	153,912	101,990	188,921	444,823
Gross loss	135,153	37,448	(37,733)	134,868
Net loss from operations	(156,698)	(75,588)	(81,957)	(314,243)
Depreciation and amortization	6,474	3,123	3,386	12,983

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

UNAUDITED

	IoT BPO	IoT development	IT maintenance and support	Total Reportable
	services	services	services	segments
For the nine months ended June 30, 2023
Revenues	$298,267	$166,350	$151,709	$616,326
Cost of revenue	177,021	121,640	235,303	533,964
Gross loss	121,246	44,710	(83,594)	82,362
Net loss from operations	(814,938)	(454,509)	(414,506)	(1,683,953)
Depreciation and amortization	10,224	5,702	5,201	21,127

	June 30,	September 30,
	2023	2022
Segment of assets
IoT BPO services	$2,012,319	$-
IoT development services	970,694	-
IT maintenance and support services	1,052,492	-
	$4,035,505	$-

NOTE 16 - RELATED PARTY TRANSACTIONS

The Company advanced to a related company, Wolf Asia Pty Limited, of $86,635 as of June 30, 2023 for advances to the related company, which was repayable on demand and interest free.

The Company advanced to a related company, QBS Flywheel Limited, of $34,098 as of June 30, 2023 for advances to the ultimate holding company, which was repayable on demand and interest free.

The Company owed a related party $71,312 as of June 30, 2023 for advances from a shareholder, Mr. Wong Chi Fung, which was repayable on demand and interest free.

The Company owed a related company, QBS Group Limited, of $293,475 as of June 30, 2023 for advances from the related company, which was repayable on demand and interest free.

The Company owed a related company, Flywheel Financial Strategy (Hong Kong) Company Limited of $406,215 as of June 30, 2023 for advances from the related company, which was repayable on demand and interest free.

Due from related parties consisted of the following:

	June 30,	September 30,
	2023	2022
Amount due from Wolf Asia Pty Limited	$86,635	$-
Amount due from QBS Flywheel Limited	34,098	-
	$120,733	$-

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

UNAUDITED

Due to related parties consisted of the following:

	June 30,	September 30,
	2023	2022
Amount due to a director	$71,312	$-
Amount due to QBS Group Limited	293,475	-

Amount due to Flywheel Financial Strategy (Hong Kong) Company Limited	406,215	181,210
	$771,002	$181,210

NOTE 17 - CONCENTRATIONS AND RISKS

During the three months and Nine months ended June 30, 2023 and 2022, 100% of the Company’s assets were located in Pacific Asia.

Net revenue from geographic areas based on the location of the Company’s service delivery centres for the three months and nine months ended June 30, 2023 and 2022 is as follows.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Hong Kong	$579,691	$-	$616,326	$-
Australia	-	-	-	-
Total	$579,691	$-	$616,326	$-

Details of the customers accounting for 10% or more of the Company’s total revenue and account receivables are as follows:

	Customer A	Customer B
For the three months ended June 30, 2023	$223,388	$75,708
For the nine months ended June 30, 2023	$223,445	$77,451
Accounts receivable As of June 30, 2023	$249,220	$87,576

Details of the suppliers accounting for 10% or more of the Company’s total cost of revenue and account payables are as follows:

	Supplier A	Supplier B	Supplier C	Supplier D	Supplier E

For the three months ended June 30, 2023	$56,180	$38,295	$39,316	$38,295	$63,825
For the nine months ended June 30, 2023	$56,194	$38,304	$78,653	$38,305	$63,841
Accounts payable As of June 30, 2023	$81,605	$-	$-	$-	$-

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

The QBS Acquisition was completed on March 22, 2023. The acquisition of QBS System has expanded the Company’s platform of rapid, non-invasive diagnostic testing technologies.

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

As of March 22, 2023, the Company was contractually obligated to issue 1,450,000 shares of common stock to each of Sau Ping Leung and So Ha Tsang. Such shares were issued on May 24, 2023. These two individuals collectively hold 30% of Blue Print Global, Inc., a British Virgin Islands which is a subsidiary of the Company.

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

Results of Operations:

Comparison of the Three and Nine Months Ended June 30, 2023 and 2022

	For the Three Months Ended June 30,
	2023	2022

REVENUE, NET	$579,691	$-
COST OF REVENUE	(444,823)	-

GROSS PROFIT	134,868	-

OPERATING EXPENSES
Sales and marketing	25,911	-
General and administrative	410,217	27,749
Depreciation and amortization	12,983	-

Total Operating Expenses	449,111	27,749

OPERATING LOSS	(314,243)	(27,749)

OTHER INCOME
Other income	58,435	-
Interest expenses, net	(5,400)	-

Total Other Income	53,035	-

LOSS BEFORE INCOME TAXES	(261,208)	(27,749)
Income taxes	25,720	-

NET LOSS	(235,488)	(27,749)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	763	-

COMPREHENSIVE LOSS	$(234,725)	$(27,749)

Net loss per share - basic and diluted:	$(0.01)	$(0.02)

Weighted average number of shares outstanding	18,316,465	1,622,550

	For the Nine Months Ended June 30,
	2023	2022

REVENUE, NET	$616,326	$-
COST OF REVENUE	(533,964)	-

GROSS PROFIT	82,362	-

OPERATING EXPENSES
Sales and marketing	34,698	-
General and administrative	1,710,490	119,724
Depreciation and amortization	21,127	-

Total Operating Expenses	1,766,315	119,724

OPERATING LOSS	(1,683,953)	(119,724)

OTHER INCOME
Other income	58,449	-
Interest expenses, net	(5,388)	-

Total Other Income	53,061	-

LOSS BEFORE INCOME TAXES	(1,630,892)	(119,724)
Income taxes	50,271	-

NET LOSS	(1,580,621)	(119,724)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	441	-

COMPREHENSIVE LOSS	$(1,580,180)	$(119,724)

Net loss per share - basic and diluted:	$(0.09)	$(0.07)

Weighted average number of shares outstanding	16,837,892	1,622,550

Revenue

Revenue from services

Revenue from services increased from $0 to $576,691 for the quarter ended June 30, 2023, compared to same period in 2022. This is due to the acquisition of QBS System during the current quarter ended June 30, 2023.

Revenue from services increased from $0 to $616,326 for the nine months ended June 30, 2023, compared to same period in 2022. This is due to the acquisition of QBS System during the current period.

Revenue from the QBS System segment relates to the provision of IT maintenance and support services, IoT projects and ventures BPO services and IoT software and hardware engineering services and is summarized as follows:

	For the Three Months Ended June 30,
	2023	2022

IoT BPO services	$289,065	$-
IoT development services	139,438	-
IT maintenance and support services	151,188

	$579,691	$-

	For the Nine Months Ended June 30,
	2023	2022

IoT BPO services	$298,267	$-
IoT development services	166,350	-
IT maintenance and support services	151,709

	$616,326	$-

Gross Profit

Gross profit increased from $0 to $134,868 for the quarter ended June 30, 2023, compared to same period in 2022. This is due to the acquisition of QBS System during the current quarter.

Gross profit increased from $0 to $82,362 for the nine months ended June 30, 2023, compared to same period in 2022. This is due to the acquisition of QBS System during the current period.

Operating expenses

General and administrative expenses

General and administrative expenses increased by $382,468 to $410,217 from $27,749 for the quarter ended June 30, 2023, compared to the same period in 2022. This is largely due to the professional expenses incurred for and effects of acquisition of QBS System, as results of operations of QBS System is consolidated in the current period from the date of acquisition.

General and administrative expenses increased by $1,590,766 to $1,710,490 from $119,724 for the nine months ended June 30, 2023, compared to the same period in 2022. This is largely due to the professional expenses incurred for and effects of acquisition of QBS System, as results of operations of QBS System is consolidated in the current period from the date of acquisition.

As the Company’s operating activities increase, we expect its general and administrative costs will include additional costs in overhead contribution, consultancy, as well as an increase in employee related costs associated with a higher headcount.

Depreciation and amortization

Depreciation and amortization increased from $0 to $12,983 for the quarter ended June 30, 2023, compared to same period in 2022. This is due to the acquisition of QBS System during the current quarter.

Depreciation and amortization increased from $0 to $21,127 for the nine months ended June 30, 2023, compared to same period in 2022. This is due to the acquisition of QBS System during the current period.

Other income

Other income increased from $0 to $53,035 for the quarter ended June 30, 2023, compared to same period in 2022. This is due to the acquisition of QBS System and reversal of allowance for credit loss on trade receivable of $39,640 was provided during the current quarter.

Income tax benefit increased from $0 to 53,061 for the nine months ended June 30, 2023, compared to same period in 2022. This is due to the acquisition of QBS System and reversal of allowance for credit loss on trade receivable of $39,630 was provided during the current quarter.

Income tax benefit

Income tax benefit increased from $0 to $25,720 for the quarter ended June 30, 2023, compared to same period in 2022. This is due to the acquisition of QBS System and deferred tax asset on allowance for expected credit losses was provided during the current quarter.

Income tax benefit increased from $0 to $50,271 for the nine months ended June 30, 2023, compared to same period in 2022. This is due to the acquisition of QBS System and deferred tax asset on allowance for expected credit losses was provided during the current period.

Other comprehensive income

Foreign currency translation loss

Foreign currency translation loss increased from $0 to $763 for the quarter ended June 30, 2023, compared to the same period in 2022. It is incurred on translation of assets and liabilities of foreign subsidiaries in reporting currency adopted by the subsidiaries to the reporting currency of the Company.

Foreign currency translation loss increased by $0 to $441 for the nine months ended June 30, 2023, compared to the same period in 2022. It is incurred on translation of assets and liabilities of foreign subsidiaries in reporting currency adopted by the subsidiaries to the reporting currency of the Company .

Net loss

Net loss increased by $207,739 to $235,488 from $27,749 for the quarter ended June 30, 2023, compared to the same period in 2022. This increase is primarily driven by allowance for expected credit losses and operating expenses incurred after the acquisition of QBS System in previous quarter.

Net loss increased by $1,460,897 to $1,580,621 from $119,724 for the nine months ended June 30, 2023, compared to the same period in 2022. This increase is primarily driven by allowance for expected credit losses of and professional expenses incurred for the acquisition of QBS System in previous quarter.

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

Since our inception, our operations have primarily been financed through the issuance of our common stock and the incurrence of debt. As of June 30, 2023, we had $712,957 in cash and cash equivalents.

The Company expects that its cash and cash equivalents as of June 30, 2023 will be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements. These conditions may raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued. The Company is currently evaluating raising additional funds through private placements and or public equity financing. However, there can be no assurance that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to us, or at all. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: August 14, 2023

FLYWHEEL ADVANCED TECHNOLOGY, INC.

By:	/s/ Tang Siu Fung
Name:	Tang Siu Fung
Title:	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

