Form 10-K
period 2023-09-30
FLYWHEEL ADVANCED TECHNOLOGY, INC.
filed 2024-01-16
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-167130

FLYWHEEL ADVANCED TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

7380

(Primary Standard Industrial Classification Code Number)

27-2473958

(IRS Employer Identification No.)

123 West Nye Lane

Suite 455

Carson City, NV 89706

852-6686-0563

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of March 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,894,833 based on a closing price of $0.30 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, ss, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of January 16, 2024, the Registrant had 29,591,164 shares of common stock issued and outstanding.

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

Corporate History

Flywheel Advanced Technology, Inc. (“FWFW”) (formerly known as Pan Global Corp.) was incorporated in the state of Nevada on April 30, 2010 under the name of Savvy Business Support, Inc. (“Savvy”). Savvy’s business was offering general business services/support to start-up companies, small and medium business planning to expand, individuals, and other business and organizations. Savvy was considered to be a shell company.

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

Also on September 15, 2022, Sparta provided notice to the Company to convert all of the issued and outstanding Preferred Stock into 16,200,000 shares of common stock. The Board of Directors of the Company approved the conversion and agreed that the Company would not charge any fee or expense for such conversion. As of said date, Sparta was the holder of 16,200,000 shares of common stock then issued and outstanding, or approximately 60.7%.

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

On December 15, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with QBS System Limited, a limited company incorporated under the laws of Hong Kong (“QBS System”), and its shareholder, QBS Flywheel Limited, a company incorporated under the laws of Australia (the “Seller”). On March 22, 2023, the Seller transferred and assigned to the Company all of the issued and outstanding shares of QBS System in exchange for 8,939,600 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Exchange Shares”).The QBS Acquisition was completed on March 22, 2023. Following the closing of the share exchange, there was no change in the officers and directors of the Company, and QBS System has continued its business as a wholly owned subsidiary of the Company.

In connection with the QBS Acquisition, on March 22, 2023, the Company completed a share exchange agreement (the “Share Exchange Agreement”) with QBS System, the holders of all of the issued shares in the capital of QBS System (collectively, the “QBS Seller”) and the QBS Seller’s representative named therein. Pursuant to the Share Exchange Agreement, among other things, the Company acquired from the QBS Seller all of the issued shares in the capital of QBS System, and as consideration therefor the Company issued and sold the Exchange Shares to the QBS Seller upon the closing of the QBS Acquisition. As a result of the Share Exchange, QBS System continues its business as a wholly owned subsidiary of the Company.

In connection with the Share Exchange, the Company entered into a lock-up and leak-out agreement (“Lock-Up Agreement”) with the Seller. The Lock-Up Agreement covers the Exchange Shares and provides that the Exchange Shares are subject to a 12-month lock-up from the date of the Share Exchange Agreement (the “Lock-Up Period”). The Lock-Up Period is subject to early termination upon certain corporate events and transactions and allows for certain limited permitted transfers where the recipient takes shares subject to the restrictions in the Lock-Up Agreement. For a period of one year after the end of the Lock-Up Period, the Exchange Shares are subject to a one-year leak-out restriction for public resales of five percent of the trailing ten (10) day average trading volume of the Common Stock. The Company may waive these restrictions.

In connection with the Share Exchange, Wong Chi Fung and Kwan Ping Yuen entered into three-year confidentiality, non-competition and non-solicitation agreements with the Company (each a “Non-Disclosure and Non-Compete Agreement”), which contain standard provisions, including that Mr. Wong and Mr. Kwan do not engage in any business that supplies the same product or services as, that competes with, the Company or QBS System within the Hong Kong Special Administrative Region of the People’s Republic of China and the People’s Republic of China.

At the closing of the Share Exchange on March 22, 2023, Tin Sze Wai, Ip Tsz Ying and Lai Chi Chuen, directors of the Company, resigned from the Board of Directors of the Company.

As of March 22, 2023, Sparta, our majority stockholder, entered into subscription agreements with 29 investors pursuant to which Sparta sold 4,764,547 shares of common stock of the Company for an aggregate purchase price of $12,975,348.18. The sale was made pursuant to an exemption from securities registration provided under Regulation S of the Securities Act. Prior to the transaction, Sparta held 16,200,000 shares of the Company’s common stock. As a result of this transaction, Sparta now holds 11,435,453 shares or 40.64% of the Company’s issued and outstanding common stock.

On May 24, 2023, the Company issued 1,450,000 shares of common stock to each of Sau Ping Leung and So Ha Tsang. These two individuals collectively hold 30% of Blue Print Global, Inc., a British Virgin Islands which is a subsidiary of the Company.

On September 18, 2023, Ho Yiu Chung notified the Company and Blue Print that he was resigning from the board of directors of each the Company and the director of Blue Print, effective immediately. The same day, the board of directors of Blue Print appointed Tang Siu Fung as a member of the board, effective immediately, to serve until his successor is elected and qualify.

Business Overview

FWFW and its subsidiaries (collectively, “we,” “us,” “our,” “FWFW” or the “Company,” unless context requires or indicates otherwise) provide Internet of Things (“IoT”) solutions and services to assist its clients to build applications using available IoT devices, sensors, frameworks, and platforms, integrate hardware and software solutions with clients existing landscape, or implement new IoT solutions for enterprises.

We provide a full range of IoT services comprising consulting, development and implementation, analytics, support, and evolution. QBS System has a business portfolio consisting of IoT integration solution services, IoT maintenance and support services, IoT projects and ventures, Business Process Outsourcing (“BPO”) services, and approximately twelve years of experience in Hong Kong providing IoT software and hardware engineering services. Its clientele ranges across various industries, such as logistics and supply chain management, food & beverage, automation, and smart buildings. The applications of QBS System’s IoT solutions include connected equipment in the enterprise (“Enterprise IoT”) and industrial assets such as machines and robots (“Industrial IoT”), the essential component of the fourth revolution of manufacturing or “Industry 4.0”.

IoT Integration Solution Services

QBS System’s IoT Integration Solution Service helps clients to build applications using available IoT devices, sensors, framework and platform, to integrate the available hardware and software solution with clients’ existing systems or to implement new IoT solutions for enterprises.

The applications of the QBS System’s IoT Integration Solution Service include Enterprise IoT and Industrial IoT, the essential component of Industry 4.0.

QBS System provides a full range of services under its IoT Integration Solution Service program such as consulting, development and implementation, analytics, support, and evolution.

QBS System’s IoT Integration Solution Service focuses on researching and developing technologies to improve and enhance the quality of life for clients and find a faster, more economical, and easier ways to solve problems. The list below shows certain of the technologies developed and utilized by QBS System’s IoT Integration Solution Services in the following industries:

●	Low Carbon Property Management – carbon management involves understanding the carbon footprint of an entity or an individual by collecting and analyzing a massive volume of data. Carbon footprint benchmarking assesses and manages carbon emissions. We believe that this technology may save operating costs, reduce carbon emissions, slow climate change, improve air quality, and, as a result of such changes, help to benefit human health.

●	Energy Management – we believe that energy management is the key to conserving energy and saving money. Among other things, we believe that it provide an opportunity to optimize energy costs by understanding energy flow, procurement, and economics of energy and reducing its harmful impact on our environment. This technology is intended to monitors energy consumption resulting in savings and reduction in carbon emissions for greater corporate social responsibility;

●	Stock Management – stock management is intended to enable real-time stock information and facilitates warehouse and retail operation activities, a critical supply chain element. Stock management aims to have the right product in the right place at the right time without creating excess inventory. We believe that this technology offers a timely, efficient, and cost savings solution, especially for retail businesses;

●	GreenTech Management – GreenTech management aims to monitor, for example, planting requirements based on dynamic environmental data captured. This technology helps those growing houseplants or vegetation to reduce sound level and carbon footprint in the house, improve indoor air quality, and use resources more efficiently; and

●	Enhanced Lifestyle Management – Enhanced Lifestyle Management is designed to facilitate the hospitality industry to be more efficient and reduce operating costs. We believe that this technology also improves the wellness, comfort, and safety of individuals.

IoT Maintenance and Support Service

Following the completion of a QBS System’s IoT Integration Solution Service for a client, QBS System offers ongoing maintenance and support services, as well as maintenance and support services on consumable hardware and software (license) purchased by the client. We believe that QBS System’s maintenance and support services are in high demand by their clients to facilitate long-term usage of QBS System’s products and help them be competitive in their respective fields, such as real estate, leisure, and entertainment industries.

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

In addition to the IoT BPO services, QBS System offers technical consultants on flexible client assignments. This service assists clients in recruiting, training, and managing teams of consultants and related administrative staff. It is also involved with all technical aspects of clients’ IoT by deeply analyzing clients’ vision and creating IoT technology solutions enabling clients to build new IoT-based products and establish a new business model. The IoT BPO service is intended to help with hardware and software that can adequately address the complexity and fragmentation in clients’ IoT projects, including hardware integration, software integration, system architecture, sensor monitoring, device management and connectivity, data analysis, etc.

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

With the growing numbers of IoT network devices, we believe that the critical need for reliable IoT integration services, such as system design and architecture services, advisory services, and testing services, has emerged for the smooth integration, interconnectivity, and functioning of connected devices. IoT-enabled smart buildings have enhanced features, such as personalization of operations, device mobility inside buildings, comfort to occupants, enhanced productivity, and automation of indoor activities. IoT home automation systems utilize control systems and smart devices to automatically control and manage the basic home functions over the Internet, irrespective of the user location.

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

A home growing device is designed to enable sensing technologies, such as humidity, temperature, etc., to monitor dynamic planting requirements for plans and crops. For example, as an intelligent virtual assistant the growing device can propose watering schedules based on the dynamic environmental data captured and a plant’s specific characteristics and needs.

The IoT growing device can be used to grow a variety of plants, including herbs, vegetables, and flowers, and can be configured to meet the specific needs of each plant. The device is typically connected to a mobile app or web platform, allowing users to monitor the progress of their plants, receive alerts and notifications, and adjust settings as needed.

The use of IoT technology in home growing devices allows for greater precision and control over the plant growth process. Sensors can monitor factors such as temperature, humidity, and light levels, and automatically adjust settings to ensure optimal growing conditions. This may result in faster growth, higher yields, and healthier plants.

IoT home growing devices are gaining popularity among consumers who are interested in sustainable and healthy living, as well as those who have limited outdoor space or live in areas with harsh climates. They are also used in commercial settings such as restaurants and grocery stores to provide fresh produce on site.

We believe that IoT home growing devices offer a convenient and efficient way for individuals to grow plants and crops in their homes, while leveraging the benefits of IoT technology to optimize the plant growth process.

Smart Bench

QBS System has co-developed with another innovator the Smart Bench, a modern, multifunctional bench designed for use in outdoor spaces. It has various features, such as wireless charging for mobile devices, Wi-Fi connectivity, and sensors that track environmental data like temperature, air quality, and noise levels. While powered by solar panels, the Smart Bench stores energy with a built-in battery for use at night. QBS System led the team in IoT Device Integration and System Implementation of the Smart Bench. The Smart Bench aims to enhance the user experience of public spaces by providing a convenient and comfortable place to sit while offering helpful technology features. Additionally, environmental sensors may help city planners gather data on how people use outdoor spaces and make informed decisions about improving urban infrastructure. QBS System’s believes that the Smart Bench is an innovative and practical solution for modern urban living.

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

We believe that one of the advantages of UWB technology is its ability to operate in crowded radio frequency environments without interfering with other wireless communication technologies. This is because UWB signals are spread out over a wide frequency range and are designed to coexist with other wireless technologies.

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

Development of Digital Twin Business

The global digital twin industry was valued at US$6.5 billion in 2021 and is projected to reach US$125.7 million by 2030. The Company has been working deeply in various of industries, especially the supply chain and complex building sectors. With the domain knowledge adoption from our customers in these two industries, the Company currently allocates its research and development resources strategically in the digital twin implementation by extending the IoT technologies to the predictive analysis over the data lake built from food and beverage and smart building use cases. Through the launch of digital twin, the Company expects that, in the future, its major revenue model will migrate from project-based to subscription base in long run.

QBS System’s Prospects in IoT Market

Forecast by Market Research

According to a report published by Market Data Forecast in March 2023, the global IoT market is expected to continue its growth trajectory in the period from 2023 through 2028, driven by technological advancements and increasing adoption across various industries. The IoT market size is projected to reach $875 billion by 2028, growing at a CAGR of 26.9% from 2023 to 2028. We believe that several factors are driving the market expansion of the IoT industry:

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

Future Prospects of IoT Market

We believe that the promise of IoT will be realized through the development of cloud-enabled intelligent devices and systems that contribute critical data, facilitate distributed control and decision-making, and operate securely at scale.

The opportunity to help clients transform their businesses and operations through these intelligent systems is enormous. We believe that the Company, through our subsidiary QBS System, offers a combination of expertise in device-level solutions, embedded operating systems, and IoT software and services. Since its founding in 2011, QBS System has sought to design products which operate at the intersection of hardware and software. Today, we believe that intersection is the “edge” where cloud-enabled devices connect to create intelligent systems that share data, facilitate distributed control and machine learning, and operate securely at scale.

In addition, we believe environmental, social, and governance (“ESG”) considerations have become increasingly important in recent years, as companies are expected to focus on financial performance and their impact on society and the environment. Through our subsidiary QBS System, we can provide solutions that are particularly relevant to ESG:

●	Environmental Sustainability: we believe that we can contribute to environmental sustainability by developing products and services that reduce energy consumption and minimize waste. For example, IoT sensors are intended to optimize energy usage in buildings, reducing the carbon footprint and improving efficiency.

●	Social Responsibility: we believe that we can demonstrate social responsibility by ensuring that our products and services are accessible to all, including marginalized communities. Additionally, we believe that they can address issues such as data privacy, security, and ethical concerns related to the use of customer data.

●	Governance: Good governance practices are crucial for QBS System to build trust with customers, investors, and regulators. Governance includes transparent reporting on ESG performance, accountability for actions, and responsible management of risks.

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

We believe that the convergence of IoT and AI has the potential to drive innovation and transform many industries, enabling more intelligent and connected systems that can learn and adapt to changing environments and user behavior.

Key Business Drivers of QBS System’s IoT Services

Increased efficiency and productivity – We believe that QBS System enables companies to optimize operations and automate processes to increase efficiency and productivity. For example, we use IoT sensors to monitor equipment performance, predict maintenance needs, and reduce downtime.

Cost savings - We believe that QBS System helps companies save costs by improving operational efficiency, reducing waste, and optimizing resource utilization. For example, IoT sensors monitor energy consumption and optimize usage, leading to cost savings.

Competitive advantage - We believe that companies that adopt IoT can gain a competitive advantage by differentiating themselves from competitors, improving their products and services, and providing better customer experiences. For example, IoT can enable companies to offer personalized services, such as customized product recommendations and targeted marketing.

New revenue streams - We believe that QBS System can enable companies to create new revenue streams by developing innovative products and services that leverage IoT technology. For example, IoT can enable companies to offer subscription-based services, such as predictive maintenance and remote monitoring.

Improved Customer Experiences - We believe that QBS System can enable companies to improve customer experiences by providing personalized, real-time services and support. For example, IoT sensors monitor customer usage patterns and provide customized recommendations.

IoT has become commonplace in all walks of life, from homes and industries to enterprises. We believe that IoT connects everything, making the world smarter and better than ever. IoT encompasses a set of advanced equipment (sensors and meters), network connectivity architecture, smart devices, and software that helps to interchange information between machines and devices. We believe that IoT technology holds significant potential in developing countries’ overall IT and communication industry.

Small and medium enterprises are adopting IoT solutions to maintain cost efficiency, productivity, and operation enhancements. Also, the rapid adoption of cloud-based solutions in the IT industry is the critical driver for the growth of the IoT market during the forecast period.

In conclusion, we believe that the impact that IoT has had, and will increasingly continue to have, upon all facets of modern society: (i) in the public sector in applications as varied as healthcare delivery, public safety, traffic management, and the eventual construction of smart cities; (ii) in the consumer space for lifestyle enhancement, entertainment, connected cars, smart homes; and, possibly most valuable; and (iii) in the industrial space for location tracking, demand and supply synchronization, dynamic routing and scheduling, predictive maintenance, inspection technology and more.

Competition and Market Conditions

Products

From IoT Solution Providers perspective, especially in Smart Building, Smart Cities, Connected Cars, and Industrial IoT, we believe that our product range is diverse and technologically advanced. These include sensor-based monitoring systems, intelligent traffic management solutions, smart energy meters, and connected vehicle technologies. Competition is intense, with continuous innovation being a key differentiator. We believe that companies are increasingly investing in research and development to enhance product capabilities, including AI integration, data analytics, and cloud connectivity.

Marketing and Sales

Our marketing approach is increasingly digital and data-driven, focusing on demonstrating the tangible benefits of IoT solutions, such as cost savings, efficiency improvements, and sustainability. Sales strategies involve direct sales to large enterprises and government entities, as well as partnerships with distributors and integrators for broader market reach. The trend towards online platforms for sales and customer engagement is also notable.

Customers

Our customers include governments for smart city projects, real estate developers for smart buildings, automotive manufacturers for connected cars, and various industries for industrial IoT solutions. The customer base is expanding as awareness and demand for IoT solutions grow across sectors. The focus is on offering tailored solutions to meet specific industry needs and regulatory requirements.

Seasonality of Business

The IoT Solution Provider business exhibits some seasonality, influenced by budget cycles of government and large enterprises, particularly for smart city and industrial projects. End-of-financial-year spending surges are common. However, the impact of seasonality may be less pronounced in areas like connected cars and smart buildings, where consumer and continuous development cycles play a more significant role.

Research and Development

We do not have any dedicated in-house research and development.

Intellectual Property

We hold no copyrights, trademarks, or other forms of intellectual property protection.

Environmental Issues

Our business currently does not implicate any environmental regulation.

Competition

Any entity offering IoT solutions would be considered a direct competitor of the Company.

Employees

While the Company has engaged various consultants, other than management, we currently have no significant employees.

QBS System has entered into employment contacts with Mr. Wong Chi Fung and Mr. Kwan Ping Yuen.

QBS System appointed Mr. Wong Chi Fung as Chief Executive Officer by letter dated April 1, 2022.

QBS System appointed Ms. Kwan Ping Yuen as Chief Technology Officer by letter dated April 1, 2022.

The Company currently has no compensation plans or arrangements.

Recent Developments

On September 18, 2023, Ho Yiu Chung notified the Company and Blue Print that he was resigning from the board of directors of each the Company and the director of Blue Print, effective immediately. The same day, the board of directors of Blue Print appointed Tang Siu Fung as a member of the board, effective immediately, to serve until his successor is elected and qualify.

Available Information

Our principal executive offices and corporate headquarters are located at Unit 327, 3/F, Building 16W, 16 Science Park West Avenue, Hong Kong Science Park, Shatin, New Territories

We do not currently have a website. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with, or furnished to, the Securities and Exchange Commission (“SEC”) free of charge on the SEC’s website (www.sec.gov) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

ITEM 1A. RISK FACTORS

RISK FACTORS

THE FOLLOWING RISK FACTORS APPLY TO THE BUSINESS AND OPERATIONS OF THE COMPANY. THESE RISK FACTORS ARE NOT EXHAUSTIVE. INVESTORS ARE ENCOURAGED TO PERFORM THEIR OWN INVESTIGATION WITH RESPECT TO THE BUSINESS, FINANCIAL CONDITION AND PROSPECTS OF THE COMPANY. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS, AS WELL AS THE OTHER INFORMATION INCLUDED IN THIS CURRENT REPORT. IN PARTICULAR, PLEASE REFER TO THE SECTION ENTITLED “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS.” THE COMPANY MAY FACE ADDITIONAL RISKS AND UNCERTAINTIES THAT ARE NOT PRESENTLY KNOWN TO IT, OR THAT IT CURRENTLY DEEM IMMATERIAL, WHICH MAY ALSO IMPAIR THE BUSINESS. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES TO THE FINANCIAL STATEMENTS INCLUDED HEREIN.

If any of the following or other risks materialize, the Company’s business, financial condition, and results of operations could be materially adversely affected which, in turn, could adversely impact the value of the Common Stock. In such a case, investors in Common Stock could lose all or part of their investment.

Risks Related to Our Business and Industry

We have a limited operating history, making it difficult to forecast our future results of operations.

Outside of the business of QBS System, which we acquired on March 22, 2023 and which itself has had a limited operating history, we have had no operating history or revenues since our inception. Our relatively limited operating history makes it difficult to evaluate our current business and prospects, and to plan for our anticipated future growth. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance.

Further, in future periods, our revenue growth could slow down or our revenue could decline for a number of reasons, including slowing demand for our offerings, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described below. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

The industry in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The IoT market in which we compete require continuous innovation and is highly competitive, rapidly evolving, subject to changing technology, shifting customer needs and frequent introductions of new products and services. Our competitors in the IoT enterprise marketplace include vendors of IoT devices and products, cloud platform providers for certain hardware and application vendors, hardware providers offering sensors and cloud integration partners, and IoT platforms from companies that have existing relationships with hardware and software companies. We compete on a service basis, by offering fully integrated IoT device connectivity to a variety of niche markets. New competitors could launch new businesses in our markets at a relatively low cost since technological and financial barriers to entry are relatively low. Some of our current and potential competitors may have competitive advantages, such as greater name recognition, longer operating histories, significant installed bases, broader geographic scope, and larger marketing budgets, as well as substantially greater financial, technical, personnel, and other resources. In addition, our potential competitors may have established marketing relationships and access to larger customer bases, and have major service agreements with consultants. We may also experience competition from smaller, younger competitors that may be more agile in responding to customers’ demands. These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements or provide competitive pricing. As a result, even if our services are more effective than the services that our competitors offer, potential customers might select competitive services in lieu of purchasing our services. For these reasons, we may not be able to compete successfully against our current and future competitors, which could negatively impact our future sales and harm our business and financial condition.

In order to differentiate our services from our competitors’, we must continue to focus on improving our existing services and adapt to current technologies. If our services fail to achieve widespread market acceptance, if existing customers do not subscribe to our paid subscription services, or if we are unsuccessful in capitalizing on opportunities in the connected IoT market, our future growth may be slowed and our business, results of operations and financial condition could be materially adversely affected.

If we are not able to introduce new services successfully and to make enhancements to our existing services, our business and results of operations could be adversely affected.

To attract new customers and end users and keep our existing ones engaged, we must introduce new services and upgrade our existing offerings to meet their evolving preferences. It is difficult to predict the preferences of a particular customer or a specific group of customers. Changes and upgrades to our existing services may not be well received by our customers and end users, and newly introduced products or services may not achieve success as expected. For example, we may introduce new industry connectivity, such as internet of vehicles and such efforts may require us to contribute a substantial amount of additional human capital and financial resources. We cannot assure you that any of such new services will achieve market acceptance or generate sufficient revenues to adequately compensate the costs and expenses incurred in relation to our development and promotion efforts. New services that we develop may not be introduced in a timely or cost-effective manner or may not achieve the broad market acceptance necessary to generate significant revenue. If we fail to improve our existing services and introduce new ones in a timely or cost-effective manner, our ability to attract and retain customers may be impaired and may significantly impair our revenue growth as well as negatively impact our operating results if the additional costs are not offset by additional revenues.

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, physical and e-commerce retail, digital content, web services, electronic devices, advertising, and other services that we offer. Unfavorable changes could harm our business.

We are subject to general business regulations and laws, as well as regulations and laws specifically governing our business activities. These regulations and laws cover taxation, privacy, data protection, cybersecurity, distribution of goods, employment, operation of unmanned aircraft systems, premises occupied by us and other matters.

Unfavorable regulations, laws, decisions, or interpretations by government or regulatory authorities applying those laws and regulations, or inquiries, investigations, or enforcement actions initiated by them, could increase our cost of doing business and require us to change our business practices in a manner materially adverse to our business, damage our reputation, impede our growth, or otherwise have a negative effect on our operations.

Risks Related to the Company

If we are unable to hire, retain and motivate qualified personnel, our business will suffer.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. We believe that there is, and will continue to be, intense competition for highly skilled management, technical, sales and other personnel with experience in the industries in which we operate. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill important positions, we may be unable to manage our business effectively, including the development, marketing and sale of our services, which could adversely affect our business, operating results and financial condition. To the extent we hire personnel from competitors, we also may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

Any failure in our delivery of high-quality technical support services may adversely affect our relationships with our customers and our financial results.

Our customers depend on our services to resolve technical issues relating to various applications. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Any failure to maintain high-quality technical support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our service offerings to existing and prospective customers, and our business, operating results and financial position.

We may be unable to compete successfully against existing and future competitors, which could harm our margins and our business.

The IoT business is intensely competitive. We face competition from a large number of existing companies who have significantly greater financial, technical, and marketing resources, as well as greater experience than we have. We believe that the general financial success of companies within the IoT market will continue to attract new competitors to the industry, which has a relatively low barrier to entry in some segments, including large technology companies that could expand their platforms or acquire one of our competitors.

We can provide no assurance that we will be able to compete successfully against current or potential competitors. Many of our current and potential competitors have longer operating histories, better recognition and significantly greater financial, technical and marketing resources than we do. Many of these competitors may have well-established relationships with manufacturers and other key strategic partners and can devote substantially more resources to such relationships. As a result, they may be able to secure equipment, technology, products and systems, among other things that we may need, from vendors on more favorable terms, fulfill customer orders or requests more efficiently and adopt more aggressive pricing policies than we can. They also may be able to secure a broader range of technologies, products and systems from or develop close relationships with primary vendors. Some competitors may price their services, capabilities and systems below cost in an attempt to gain market share.

Increased competition may result in price reductions, and reduced gross margin, any of which could harm our business and adversely affect our operating results and financial condition. We may not be able to compete successfully and respond to competitive pressures. Our inability to compete effectively with current or future competitors could harm our business and have a material adverse effect on our results of operations and financial condition.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision. Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we are required to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of maintaining public company reporting requirements could be significant and may preclude us from seeking financing or equity investment on terms acceptable to us and our shareholders. We estimate these costs to be in excess of $100,000 per year and may be higher if our business volume or business activity increases significantly.

If our revenues are insufficient or non-existent, and/or we cannot satisfy many of these costs through the issuance of shares or debt, we may be unable to satisfy these costs in the normal course of business. This would certainly result in our being unable to continue as a going concern.

The COVID-19 pandemic, as well as other epidemics, natural disasters, terrorist activities, political unrest, and other outbreaks could disrupt our delivery and operations, which could materially and adversely affect our business, financial condition, and results of operations.

The COVID-19 pandemic adversely affected many aspects of our business, including sales, operational efficiency, technical support and our customer’s ability to pay our fees. Global pandemics, or fear of spread of contagious diseases, such as Ebola virus disease (“EVD”), coronavirus disease 2019 (“COVID-19”), Middle East respiratory syndrome (“MERS”), severe acute respiratory syndrome (“SARS”), H1N1 flu, H7N9 flu, and avian flu, as well as hurricanes, earthquakes, tsunamis, or other natural disasters could disrupt our business operations, reduce or restrict our supply of products, incur significant costs to protect our employees and facilities, or result in regional or global economic distress, which may materially and adversely affect our business, financial condition, and results of operations. Actual or threatened war, terrorist activities, political unrest, civil strife, and other geopolitical uncertainty could have a similar adverse effect on our business, financial condition, and results of operations. Any one or more of these events may impede our product offering efforts and adversely affect our sales results, or even for a prolonged period of time, which could materially and adversely affect our business, financial condition, and results of operations.

COVID-19 has had a global economic impact on the financial markets. The global spread of COVID-19 pandemic may result in global economic distress, and the extent to which it may affect our results of operations will depend on future developments, which are highly uncertain and cannot be predicted. Relaxation of restrictions on economic and social activities may also lead to new cases which may lead to re-imposed restrictions. We cannot assure you that the COVID-19 pandemic can be eliminated or contained in the near future, or at all, or a similar outbreak will not occur again. A third wave of COVID-19 or a similar pandemic could materially and adversely affect our business, financial condition, and results of operations.

We are also vulnerable to natural disasters and other calamities. We cannot assure you that we are adequately protected from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks, or similar events. Any of the foregoing events may give rise to interruptions, damage to our property, delays in production, breakdowns, system failures, technology platform failures, or internet failures, which could cause the loss or corruption of data or malfunctions of our manufacturing facility as well as adversely affect our business, financial condition, and results of operations.

The extent and duration of Russia’s military action in Ukraine or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted. Any of these factors may result in large and sudden changes in the volume and price at which our common stock will trade.

In late February 2022, Russia launched a large-scale military attack on Ukraine. The invasion significantly amplified already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West, including the U.S. In response to the military action by Russia, various countries, including the U.S., the United Kingdom, and European Union issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (“SWIFT”), the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) and other actions against Russia may adversely impact, among other things, the Russian economy and various sectors of the economy, including but not limited to, financials, energy, metals and mining, engineering and defense and defense-related materials sectors; result in a decline in the value and liquidity of Russian securities; result in boycotts, tariffs, and purchasing and financing restrictions on Russia’s government, companies and certain individuals; weaken the value of the ruble; downgrade the country’s credit rating; freeze Russian securities and/or funds invested in prohibited assets and impair the ability to trade in Russian securities and/or other assets; and have other adverse consequences on the Russian government, economy, companies and region. Further, several large corporations and U.S. states have announced plans to divest interests or otherwise curtail business dealings with certain Russian businesses.

The ramifications of the hostilities and sanctions, however, may not be limited to Russia, Ukraine, and Russian and Ukrainian companies but may spill over to and negatively impact other regional and global economic markets (including Europe and the United States), companies in other countries (particularly those that have done business with Russia and Ukraine) and on various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Accordingly, the actions discussed above and the potential for a wider conflict could increase financial market volatility, cause severe negative effects on regional and global economic markets, industries, and companies and have a negative effect on investments and performance beyond any direct exposure to Russian and Ukrainian issuers or those of adjoining geographic regions. In addition, Russia may take retaliatory actions and other countermeasures, including cyberattacks and espionage against other countries and companies around the world, which may negatively impact such countries and the companies.

The extent and duration of the military action or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted. Any of these factors may result in large and sudden changes in the volume and price at which our common stock will trade.

Risks Related to Ownership of Our Common Stock

An active, liquid trading market for our common stock does not currently exist and may not develop and there is no assurance that a market may ever develop.

Our Common Stock is currently quoted on the Pink tier of OTC Markets Group Inc., an over-the-counter quotation system, under the symbol “FWFW.” There is, however, currently no trading market for the Common Stock and there is no assurance that a regular trading market will ever develop. The trading price of the Company’s securities could be subject to wide fluctuations, in response to quarterly variations in its operating results, announcements by the Company or others, developments affecting it, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities Such risks could have an adverse effect on the stock’s future liquidity.

If we fail to remain current in our reporting requirements, we could be removed from the OTC Pink which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

As a company listed on the OTC Pink and subject to the reporting requirements of the Exchange Act, we must be current with our filings pursuant to Section 13 or 15(d) of the Exchange Act in order to maintain price quotation privileges on the OTC Pink. If we fail to remain current in our reporting requirements, we could be removed from the OTC Pink. As a result, the market liquidity of our securities could be severely adversely affected by limiting the ability of broker-dealers to trade our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The market price of our Common Stock may fluctuate significantly in the future.

We expect that the market price of our Common Stock may fluctuate in response to one or more of the following factors, many of which are beyond our control:

our ability to market our services on a cost-effective and timely basis;

our inability to obtain working capital financing, if needed;

●	changing conditions in the market;
●	changes in market valuations of similar companies;
●	stock market price and volume fluctuations generally;
●	regulatory developments;
●	fluctuations in our quarterly or annual operating results;
●	additions or departures of key personnel;
●	competitive pricing pressures; and
●	future sales of our Common Stock or other securities.

Sales of substantial amounts of our Common Stock, or in anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our Common Stock, if and when such market develops in the future.

The market price for our Common Stock may be particularly volatile given our status as a relatively unknown company, which could lead to wide fluctuations in our share price. You may be unable to sell your Common Stock at or above your purchase price, which may result in substantial losses to you.

The price of our Common Stock in the future may be particularly volatile when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats. The volatility in our share price will be attributable to a number of factors. First, our Common Stock will be, compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could decline precipitously in the event that a large number of our Common Stock are sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment, and uncertainty of future market acceptance for our services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float. Many of these factors are beyond our control and may decrease the market price of our Common Stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our Common Stock will be at any time.

The sale of a large number of shares of Common Stock by our principal shareholders could depress the market price of our common stock.

As of September 30, 2023 our principal shareholders beneficially owned 20,375,053 or 68.86% of our common stock outstanding. The shares may become available for resale, subject to the requirements of the U.S. securities laws. The sale or prospect of a sale of a substantial number of these shares could have an adverse effect on the market price of our common stock.

Our future results may vary significantly which may adversely affect the price of our Common Stock.

It is possible that our quarterly revenues and operating results may vary significantly in the future and that period-to-period comparisons of our revenues and operating results are not necessarily meaningful indicators of the future. You should not rely on the results of one quarter as an indication of our future performance. It is also possible that in some future quarters, our revenues and operating results will fall below our expectations or the expectations of market analysts and investors. If we do not meet these expectations, the price of our Common Stock may decline significantly.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares.

Our Board has authority, without action or vote of the shareholders, to issue all or part of our authorized shares that are not issued. In addition, we may attempt to raise additional capital by selling shares, possibly at a deep discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute Common Stock book value, and that dilution may be material.

Provisions of our Articles of Incorporation and Bylaws may delay or prevent a take-over that may not be in the best interests of our stockholders.

Provisions of our Articles of Incorporation and Bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt.

Combinations with Interested Stockholders

Nevada’s “combinations with interested stockholders” statutes, NRS 78.411 through 78.444, inclusive, prohibit specified types of business “combinations” between certain Nevada corporations and any person deemed to be an “interested stockholder” for two years after such person first becomes an “interested stockholder” unless (1) the corporation’s board of directors approves, in advance, either the combination itself, or the transaction by which such person becomes an interested stockholder, or (2) the combination is approved by the board of directors and 60% of the then-outstanding voting power of the corporation’s stockholders not beneficially owned by the interested stockholder, its affiliates and associates. Further, in the absence of the prior approval described above, certain restrictions may apply even after such two-year period. However, these statutes do not apply to any combination of a corporation and an interested stockholder after the expiration of four years after the person first became an interested stockholder.

For purposes of these statutes, an “interested stockholder” is any person who is (1) the beneficial owner, directly or indirectly, of 10% or more of the voting power of the outstanding voting shares of the corporation, or (2) an affiliate or associate of the corporation and at any time within the two previous years was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding shares of the corporation. The definition of the term “combination” is sufficiently broad to cover most significant transactions between a corporation and an interested stockholder. These statutes generally apply to “resident domestic corporations,” namely Nevada corporations with 200 or more stockholders of record. However, a Nevada corporation may elect in its articles of incorporation not to be governed by these particular laws, but if such election is not made in the corporation’s original articles of incorporation, the amendment (1) must be approved by the affirmative vote of the holders of stock representing a majority of the outstanding voting power of the corporation not beneficially owned by interested stockholders or their affiliates and associates, and (2) is not effective until 18 months after the vote approving the amendment and does not apply to any combination with a person who first became an interested stockholder on or before the effective date of the amendment.

Our amended and restated articles of incorporation include a provision providing that at such time, if any, that we become a “resident domestic corporation” as defined in the NRS, we will not be subject to, or governed by, any of the provisions of NRS 78.411 to 78.444, inclusive, as amended from time to time, or any successor statute. As a result, pursuant to NRS 78.434, the “combinations with interested stockholders” statutes will not apply to us, unless our amended and restated articles of incorporation are subsequently further amended to provide that we are subject to those provisions.

Acquisition of Controlling Interest Statutes

Nevada’s “acquisition of controlling interest” statutes, NRS 78.378 through 78.3793, inclusive, contain provisions governing the acquisition of stockholder voting power above specified thresholds in certain Nevada corporations. These “control share” laws provide generally that any person that acquires a “controlling interest” in certain Nevada corporations may be denied voting rights, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights. These laws provide that a person acquires a “controlling interest” whenever a person acquires shares of a subject corporation that, but for the application of these provisions of the NRS, would enable that person to exercise (1) one-fifth or more, but less than one-third, (2) one-third or more, but less than a majority or (3) a majority or more, of all of the voting power of the corporation in the election of directors. Once an acquirer crosses one of these thresholds, shares which it acquired in the transaction taking it over the threshold and within the 90 days immediately preceding the date when the acquiring person acquired or offered to acquire a controlling interest become “control shares” to which the voting restrictions described above apply.

In our second amended and restated bylaws, we have elected not to be governed by, and to otherwise opt out of, the provisions of NRS 78.378 to 78.3793, inclusive. Absent such provision in our bylaws, these statutes would apply to us as of a particular date if we were to have 200 or more stockholders of record (at least 100 of whom have addresses in Nevada appearing on our stock ledger at all times during the 90 days immediately preceding that date) and do business in the State of Nevada directly or through an affiliated corporation, unless our articles of incorporation or bylaws in effect on the tenth day after the acquisition of a controlling interest provide otherwise.

NRS 78.139(4) also provides that directors of a Nevada corporation may resist a change or potential change in control of the corporation if the board of directors determines that the change or potential change is opposed to, or not in, the best interest of the corporation upon consideration of any relevant facts, circumstances, contingencies or constituencies that the directors are entitled, but not required, to consider when exercising their directorial powers pursuant to NRS 78.138(4).

The existence of the foregoing provisions and other potential anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

We do not intend to pay dividends on our Common Stock.

We intend to retain all of our earnings, if any, for the foreseeable future to finance the operation and expansion of our business and do not anticipate paying cash dividends. Any future determination to pay dividends will be at the discretion of the Board, subject to compliance with applicable law and any contractual provisions, and will depend on, among other factors, our results of operations, financial condition, capital requirements and other factors that the Board deems relevant. As a result, you should expect to receive a return on your investment in our Common Stock only if the market price of the Common Stock increases, which may never occur.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 1C. CYBERSECURITY

Not applicable.

ITEM 2. PROPERTIES

DESCRIPTION OF PROPERTY

QBS System’s principal place of business is an office located at Unit 327, 3/F, Building 16W, 16 Science Park West Avenue, Hong Kong Science Park, Shatin, New Territories, consisting of approximately 1,069 square feet of office and conference room space, which we lease on a month-to-month basis for HKD26,725 or $25 per square foot. In addition, QBS System Pty Limited has an office in Australia that is the base for its local operations. Such space is provided at no expense by our officers and sole director.

We believe that our existing facilities are adequate to meet current requirements. We will seek additional or substitute space as needed to accommodate any physical expansion of our operations and executive offices.

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

Holders

As of December 22, 2023, there were 64 shareholders of record of the Company’s common stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Vstock Transfer, 18 Lafayette Place, Woodmere, New York 11598, Telephone # 212-828-8436.

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

ITEM 6. RESERVED

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

Overview

FWFW was incorporated in the state of Nevada on April 30, 2010. On November 30, 2022, FWFW incorporated Blue Print in the British Virgin Islands to establish an operation to source the supply and sale of warehouse patrol robots. FWFW holds 70% of Blue Print, and the balance is held by two individuals unrelated to the Company, with each party holding 15%. On March 22, 2023, FWFW acquired QBS System. FWFW and its subsidiaries were formed to provide IoT solutions and services to assist its clients to build applications using available IoT devices, sensors, frameworks, and platforms, integrate hardware and software solutions with clients existing landscape, or implement new IoT solutions for enterprises.

We provide a full range of IoT services comprising consulting, development and implementation, analytics, support, and evolution. QBS System has a business portfolio consisting of IoT integration solution services, IoT maintenance and support services, IoT projects and ventures, BPO services, and approximately twelve years of experience in Hong Kong providing IoT software and hardware engineering services. Its clientele ranges across various industries, such as logistics and supply chain management, food & beverage, automation, and smart buildings. The applications of QBS System’s IoT solutions include Enterprise IoT and industrial assets such as Industrial IoT, the essential component of the fourth revolution of manufacturing or “Industry 4.0”.

Results of Operations

Year Ended September 30, 2023, Compared to Year Ended September 30, 2022

For fiscal 2023, our net revenue increased by $1,448,176, or 100%, compared to fiscal 2022. This is due to the acquisition of QBS System during the current year. We had a net loss of $1,082,789 for fiscal 2023 compared to a net loss of $204,130 for fiscal 2022. The increase in net loss was driven primarily by professional expenses incurred for the QBS System acquisition. Also, selling, general and administrative and research and development expenses as a percent of net revenue were higher in fiscal 2023 than fiscal 2022.

	For the Year Ended September 30,
	2023	2022

Revenue, net	$1,448,176	$-
Cost of revenue	(961,818)	-
GROSS PROFIT	486,358	-
Operating expenses	(1,900,499)	(204,130)
LOSS FROM OPERATIONS	(1,414,141)	(204,130)
Other income	344,461
Interest expenses, net	(10,752)
LOSS BEFORE INCOME TAXES	(1,080,432)	(204,130)
Income taxes	(2,357)
NET LOSS	(1,082,789)	(204,130)
Foreign currency translation loss	(2,691)
COMPREHENSIVE LOSS	$(1,085,480)	$(204,130)

Revenue

Revenue from Services

Revenue from services increased from $0 to $1,448,176 in fiscal 2023, compared to fiscal 2022. This is due to the acquisition of QBS System during the current year ended September 30, 2023.

Revenue from the QBS System segment relates to the provision of IoT maintenance and support services, IoT projects and ventures BPO services and IoT software and hardware engineering services and is summarized as follows:

	For the Year Ended September 30,
		% of Net		% of Net
	2023	Revenue	2022	Revenue

IoT BPO services	$714,424	49%	$-	-
IoT development services	426,704	30%	-	-
IoT maintenance and support services	307,048	21%	-	-
	$1,448,176	100%	$-	-

Gross Profit

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the cost of raw material components, subcontracting costs, personnel-related expenses and direct overhead. Gross profit increased from $0 to $486,358 in fiscal 2023, compared to fiscal 2022. This is due to the acquisition of QBS System during the current year.

The following table presents our gross profit:

	For the Year Ended September 30,
		% of Net		% of Net
	2023	Revenue	2022	Revenue

IoT BPO services	$350,996	72%	$-	-
IoT development services	97,188	20%	-	-
IoT maintenance and support services	38,174	8%	-	-
	$486,358	100%	$-	-

Operating expenses

Sales and marketing expenses

Sales and marketing expenses increased from $0 to $57,592 in the year ended September 30, 2023, compared to the year ended September 30, 2022. This is largely due to the effects of acquisition of QBS System. Sales and marketing expenses primarily consisted of subscription fee and entertainment expenses.

General and administrative expenses

Selling, general and administrative expenses consisted of personnel-related expenses including salaries and commissions, share-based compensation, professional, legal and accounting fees.

General and administrative expenses increased by $1,564,139 to $1,768,269 from $204,130 in the year ended September 30, 2023, compared to the year ended September 30, 2022. This is largely due to the professional expenses, including acquisition-related costs of $1,015,000, incurred for and effects of acquisition of QBS System and the inclusion of expenses incurred by QBS System which are consolidated in the current period from the date of acquisition.

As the Company’s operating activities increase, we expect its general and administrative costs will increase resulting from additional costs in overhead contribution, consultancy, as well as an increase in employee related costs associated with a higher headcount.

Depreciation and amortization

Depreciation and amortization increased from $0 to $74,638 in the year ended September 30, 2023, compared to the year ended September 30, 2022. This is due to the acquisition of QBS System during the current year. We acquired intangible asset through our recent acquisition, which we recorded at fair value as of the acquisition date. These assets are generally amortized on a straight-line basis over their estimated useful lives and resulted in charges of $40,244 and $0 during the year ended September 30, 2023 and 2022, respectively.

Other income (expenses)

Other income

Other income increased from $0 to $344,461 in the year ended September 30, 2023, compared to the year ended September 30, 2022. Other income is composed primarily of reversal of allowance for credit loss on trade receivable of $308,856 which related to settlement received on trade receivable from clients during the year which was allowed for credit loss.

Interest expenses, net

For the year ended September 30, 2023, we had net interest expense from interest incurred on borrowings. We also earn interest on our domestic cash balances.

Income taxes

Income tax expense increased from $0 to $2,357 in the year ended September 30, 2023, compared to the year ended September 30, 2022. This mainly came from i) provision for tax expense by applying the domestic statutory tax rate on assessable profits of QBS System in the jurisdiction; and ii) deferred tax asset on allowance for expected credit losses was provided during the current year.

We recorded net deferred tax assets to the extent we believe these assets are more likely than not to be realized. Aside from a net deferred tax liability of $26,315 that we recorded as of September 30, 2023, as a result of acquisition-related intangibles. Refer to Note 11 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report, for additional information.

Net loss

Net loss increased by $878,659 to $1,082,789 from $204,130 in the year ended September 30, 2023, compared to the the year ended September 30, 2022. This increase is primarily driven by acquisition-related costs, legal and professional expenses and operating expenses incurred by QBS System after the acquisition of QBS System during the current year.

Other comprehensive income

Foreign currency translation loss

Foreign currency translation loss increased from $0 to $2,691 in the year ended September 30, 2023, compared to the year ended September 30, 2022. It is incurred on translation of assets and liabilities of foreign subsidiaries in different reporting currencies adopted by the subsidiaries to the reporting currency of the Company.

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

Since our inception, our operations have primarily been financed through the issuance of our common stock and the incurrence of debt. As of September 30, 2023, we had $621,001 in cash and cash equivalents.

Our principal sources of cash and liquidity include our existing cash and cash equivalents, borrowings and amounts available under credit facilities, and cash advances from related companies

In the event we require additional capital, there can be no assurances that we will be able to raise such capital on acceptable terms, or at all. Failure to generate sufficient revenues or raise additional capital through debt or equity financings, or through collaboration agreements, strategic alliances or marketing and distribution arrangements, could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business plan.

Bank Loan Agreements

Refer to Note 10 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Report, which is incorporated herein by reference, for a discussion of our loan agreements.

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	For the Year Ended September 30,
	2023	2022

Net cash used in operating activities	$(166,395)	$(181,210)
Net cash provided by investing activities	565,449	-
Net cash provided by financing activities	222,567	181,210

Operating Activities

Our operations used cash during fiscal 2023 and fiscal 2022. For fiscal 2023, our net loss included $965,945 of non-cash charges, and the changes in operating assets and liabilities used cash of $49,551. For fiscal 2022, our net loss included the changes in operating assets and liabilities provided cash of $22,920net cash used in operating activities $181,210 mainly related to the net loss from continuing operation.

Changes in operating assets and liabilities decreased by $72,471, or 316%, from September 30, 2022 to September 30, 2023, which was due to operating assets and liabilities from QBS System acquisition.

Investing Activities

Net cash used in investing activities during fiscal 2023 was driven by the acquisition of QBS System, which used net cash of $565,449.

Financing Activities

Net cash provided by financing activities during the year ended September 30, 2023 resulted primarily from advances received from related parties. Net cash provided by financing activities increased by $41,357, or 22.8%, $181,210 to $222,567 in fiscal 2023, compared to the year ended September 30, 2022, which was due to the increase in cash advances from related parties and repayment of borrowings of $53,189 by QBS System.

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

Goodwill Impairment Testing

We evaluate goodwill for impairment on an annual basis in our fourth fiscal quarter or more frequently if we believe indicators of impairment exist that would more likely than not reduce the fair value of our single reporting unit below its carrying amount.

We begin our evaluation of goodwill for impairment by assessing qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying value. Some factors that we consider important in the qualitative assessment which could trigger a goodwill impairment review include:

●	significant underperformance relative to historical or projected future operating results;
●	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
●	significant negative industry or economic trends;
●	a significant decline in our stock price for a sustained period; and
●	a significant change in our market capitalization relative to our book value.

Based on our qualitative assessment, if we conclude that it is more likely than not that the fair value of our single reporting unit is less than its carrying value, we conduct a quantitative goodwill impairment test, which involves comparing the estimated fair value of our single reporting unit with its carrying value, including goodwill. We estimate the fair value of our single reporting unit using a combination of the income approach. If the carrying value of the reporting unit exceeds its estimated fair value, we recognize an impairment loss for the difference.

Significant management judgment is required in estimating the reporting unit’s fair value and in the creation of the forecasts of future operating results that are used in the discounted cash flow method of valuation. These include (i) estimation of future cash flows, which is dependent on internal forecasts, (ii) estimation of the long-term rate of growth of our business, (iii) estimation of the period during which cash flows will be generated and (iv) the determination of our weighted-average cost of capital, which is a factor in determining the discount rate. Our estimate of the reporting unit’s fair value would also generally include the consideration of a control premium, which is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e., market capitalization) to acquire a controlling interest. If our actual financial results are not consistent with our assumptions and judgments used in estimating the fair value of our reporting unit, we may be exposed to goodwill impairment losses.

During the fourth quarter of the year ended September 30, 2023, we made a qualitative assessment of whether goodwill impairment existed. Since our assessment of the qualitative factors did not result in a determination that it was more likely than not that the fair value of our single reporting unit is less than its carrying value, we were not required to perform the quantitative goodwill impairment test.

Long-Lived Assets and Intangible Assets

We assess the impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Circumstances which could trigger a review include, but are not limited to the following:

● significant decreases in the market price of the asset;

● significant adverse changes in the business climate or legal factors;

● accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset;

● current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or

● current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets and intangible assets may not be recoverable, we estimate the future cash flows expected to be generated by the asset from its use or eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. These significant judgments may include future expected revenue, expenses, capital expenditures and other costs, discount rates and whether or not alternative uses are available for impacted long-lived assets.

Share-Based Compensation

The fair value of our restricted stock units is based on the closing market price of our common stock on the date of grant.

Recently Issued Accounting Pronouncements

For the impact of recently issued accounting pronouncements on the Company’s consolidated financial statements, see Note 2 (V) of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report, which is incorporated herein by reference, for a discussion of recent accounting pronouncements.

Future Capital Requirements

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of September 30, 2023, the Company had $621,001 in cash and cash equivalents and net asset of $2,854,250.

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

Inflation

Our business and operating results as reported have not been affected in any material way by inflation. However, the Company is aware that global inflation is increasing, and it expects that inflation will affect the Company during fiscal year ending September 2023, though it cannot predict at this point in what ways.

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

CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flywheel Advanced Technology, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flywheel Advanced Technology, Inc. (the “Company”) as of September 30, 2023 and 2022 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended September 30, 2023, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the two years in the period ended September 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/S BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

January 16, 2024

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$621,001	$-
Accounts receivable, net of allowances	1,431,201	-
Due from related parties	116,419	-
Prepaid expenses and other current assets	392,742	-
Deferred tax assets	22,481	-
Total Current Assets	2,583,844	-

PROPERTY, PLANT AND EQUIPMENT, NET	6,783	-
GOODWILL	1,840,202	-
ACQUISITION-RELATED INTANGIBLES	159,481	-
RIGHT-OF-USE ASSETS	33,481	-

TOTAL ASSETS	$4,623,791	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loans - current portion	$104,608	$-
Accounts payable	78,064	-
Accrued expenses and other current liabilities	170,089	22,920
Due to related parties	822,027	181,210
Operating lease liabilities	37,789	-
Income tax payable	46,699
Total current liabilities	1,259,276	204,130

LONG-TERM LIABILITIES
Bank loans	483,950	-
Deferred tax liabilities – arise from fair value gain	26,315
Operating lease liabilities	-	-
Total long-term liabilities	510,265	-
Total Liabilities	1,769,541	204,130

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value 550,000,000, shares authorized, 29,662,164 shares and 17,822,564 issued and outstanding as of September 30, 2023 and 2022, respectively	2,966	1,782
Paid in Capital	6,677,222	2,534,546
Accumulated other comprehensive loss	(2,691)	-
Accumulated deficit	(3,823,247)	(2,740,458)
Total Stockholders’ Equity	2,854,250	(204,130)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,623,791	$-

See accompanying notes to Consolidated Financial Statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	2023	2022

REVENUE, NET	$1,448,176	$-
COST OF REVENUE	(961,818)	-

GROSS RPOFIT	486,358	-

OPERATING EXPENSES
Sales and marketing	57,592	-
General and administrative	1,768,269	204,130
Depreciation and amortization	74,638	-

Total Operating Expenses	1,900,499	204,130

OPERATING LOSS	(1,414,141)	(204,130)

OTHER INCOME (EXPENSES)
Other income	344,461	-
Interest expenses, net	(10,752)	-

Total Other Income	333,709	-

LOSS BEFORE INCOME TAXES	(1,080,432)	(204,130)
Income taxes	(2,357)	-

NET LOSS	(1,082,789)	(204,130)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(2,691)	-

COMPREHENSIVE LOSS	$(1,085,480)	$(204,130)

Net loss per share - basic and diluted:	$(0.05)	$(0.03)

Weighted average number of shares outstanding	23,549,970	5,874,306

See accompanying notes to Consolidated Financial Statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

	Series A-1					Accumulated
	Convertible					other
	Preferred Stock		Common Stock		Paid	comprehensive	Accumulated
	Shares	Value	Shares	Value	in Capital	loss	Deficit	Total
Balance at September 30, 2021	10,000,000	$1,000	1,622,550	$162	$2,535,166	$-	$(2,536,328)	$-
Conversion of Series A-1 Convertible Preferred Stock to	(10,000,000)	(1,000)	16,200,000	1,620	(620)	-	-	-
Issuance of Common Stock for reve	-	-	14	-	-	-	-	-
Net loss	-	-	-	-	-	-	(204,130)	(204,130)
Balance at September 30, 2022	-	$-	17,822,564	$1,782	$2,534,546	$-	$(2,740,458)	$(204,130)
Issuance of common stock for acquisition	-	-	8,939,600	894	3,127,966	-	-	3,128,860
Stock-based compensation	-	-	2,900,000	290	1,014,710	-	-	1,015,000
Exchange difference on translation	-	-	-	-	-	(2,691)	-	(2,691)
Net loss	-	-	-	-	-	-	(1,082,789)	(1,082,789)
Balance at September 30, 2023	-	$-	29,662,164	$2,966	$6,677,222	$(2,691)	$(3,823,247)	$2,854,250

The accompanying notes are an integral part of these financial statements

Prior period results have been adjusted to reflect the Reverse Stock Split.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,082,789)	$(204,130)
Adjusted to reconcile net income(loss) to cash provided (used) by operating activities:
Stock-based compensation expenses	1,015,000	-
Amortisation	40,244	-
Depreciation	10,592	-
Lease amortisation	23,802	-
Allowance of expexted credit losses	206,140	-
Reversal of allowance of expected credit losses	(308,856)	-
Deferred income taxes	(20,977)	-
Changes in operating assets and liabilities
(Increase)/decrease in:
Accounts receivable	(52,747)	-
Prepaid expenses and other current assets	(4,619)	-
Increase/(decrease) in:
Accounts payable	(137,369)	-
Operating lease liabilities	(23,793)	-
Accrued expenses and other current liabilities	112,150	22,920
Income tax payable	56,827	-
Net cash used in operating activities	(166,395)	(181,210)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from purchase of a subsidiary	565,449	-
Net cash provided by investing activities	565,449	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings	(53,189)	-
Advances from related party	275,756	181,210
Net cash provided by financing activities	222,567	181,210

NET INCREASE IN CASH AND EQUIVALENTS	621,621	-
EFFECT OF EXCHANGE RATES ON CASH	(620)	-
AT BEGINNING OF PERIOD	-	-

CASH AND EQUIVALENTS AT END OF PERIOD	$621,001	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash received for income taxes	$33,492	$-
Cash paid for interest	$10,869	$-

See accompanying notes to Consolidated Financial Statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

NOTE- 1 ORGANIZATION AND BUSINESS BACKGROUND

Flywheel Advanced Technology, Inc. (formerly known as Pan Global Corp.) (“the Company”) was incorporated in the state of Nevada on April 30, 2010.

On July 13, 2021, a Stock Purchase Agreement was entered into between NYJJ Hong Kong Limited and Sparta Universal Industrial Ltd. (Purchaser), wherein the Purchaser purchased 10,000,000 shares of Series A-1 Preferred Stock, par value $0.0001 per share (the “Shares ” ) of the Company. As a result, the Purchaser became an approximately 90% holder of the voting rights of the issued and outstanding shares of the Company, on a fully- diluted basis, and became the controlling shareholder.

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

On September 15, 2022, the Company’s outstanding 10,000,000 shares of Preferred Stock were converted on a one for 1.62 basis into 16,200,000 common shares. Concurrently these Preferred Stock were cancelled.

On November 30, 2022, the Company incorporated Blue Print Global, Inc. ( “Blue Print ” ) in the British Virgin Islands to establish an operation to source the supply and sale of warehouse patrol robots. The Company holds 70% of Blue Print, and the balance is held by two individuals unrelated to the Company, with each party holding 15%.

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

On December 15, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement ” ) with QBS System Limited, a limited company incorporated under the laws of Hong Kong ( “QBS System”), and its shareholder, QBS Flywheel Limited, a company incorporated under the laws of Australia (the “Seller ” ). On March 22, 2023, the Seller transferred and assigned to the Company all of the issued and outstanding shares of QBS System in exchange for 8,939,600 newly issued shares of the Company’ s common stock, par value $0.0001 per share (the “Common Stock”). Following the closing of the share exchange, there will be no change in the officers and directors of the Company, and QBS System will continue its business as a wholly owned subsidiary of the Company.

On May 24, 2023, the Company issued 1,450,000 shares of common stock to each of Sau Ping Leung and So Ha Tsang. These two individuals collectively hold 30% of Blue Print.

QBS System was incorporated in Hong Kong on April 14, 2011 with limited liability and its principal activities are providing Internet of Things (“IoT”) solutions and services across industries. Its IoT solutions help clients to build applications using available IoT device, sensors, framework and platform, to integrate the available hardware and software solution with clients’ existing landscape or implement a new IoT solution for enterprises.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

QBS System provides a full-range IoT services comprising consulting development and implementation, analytics, support, and evolution. It has a business portfolio providing IoT integration solution services, IoT maintenance, support services, IoT projects and ventures Business Process Outsourcing (“BPO”) services, and approximately years of experience in Hong Kong providing IoT software and hardware engineering services. Clients range across various industries, such as logistics and supply chain management, food and beverage, automation and smart building. The applications of QBS System’s IoT Solution include connected equipment in the enterprise (“Enterprise IoT”) and industrial assets such as machines, robots, or even workers in smart factories and industrial facilities (“Industrial IoT”, the essential component of Industry 4.0).

QBS System formed a wholly owned subsidiary, QBS System Pty Ltd (“QBS System Pty”) in Australia on May 8, 2020 and its principal activities are providing computer network systems design and integration services.

We use the terms “Company”, “we” and “us” to refer to both Flywheel Advanced Technology, Inc. and its subsidiaries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying consolidated financial statements (“CFS”) have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

As of July 14, 2022, the 1:100 reverse stock split of the Company’s common stock became effective. Prior period results have been adjusted to reflect the Reverse Stock Split in 2021. The split did not change the Company’s Common Stock Par value but changed opening Common Stock and Additional Paid in Capital balances by offsetting amounts.

(B) Principles of Consolidation

The accompanying CFS are presented using the accrual basis of accounting and include the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

(C) Use of estimates

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

(D) Financial instruments and concentration of credit risk

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

(E) Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with an initial maturity of less than three months.

(F) Accounts receivable and allowance for expected credit losses

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

(G) Property, plant and equipment, net

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

(H) Right-of-use asset

In accordance with FASB Codification Topic 842 (ASC Topic 842), Leases, right-of-use (ROU) asset is stated at cost, less accumulated amortization.

Amortization is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful live is the term of the leases.

(I) Long-lived assets

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

(J) Goodwill

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

(K) Leases

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

(L) Fair value of financial instruments

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

(M) Revenue recognition

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

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

The Company follows ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from services by: (1) identifying the contract (if any) with a customer; (2) identifying the performance obligations in the contract (if any); (3) determining the transaction price; (4) allocating the transaction price to each performance obligation in the contract (if any); and (5) recognizing revenue when each performance obligation is satisfied. The Company has no outstanding contracts with any of its customers as of September 30, 2023 and 2022. The Company recognizes revenue when it satisfies a performance obligation by providing services to a customer.

The Company generally invoices a client after performance of services. Payments are due as per contract terms.

(N) Cost of revenue

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

(O) Foreign currency translation

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

The exchange rates used to translate amounts in HK$ and AU$ into US$ for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2023	September 30, 2022

Balance sheet items, except for common stock, additional paid-in capital and retained earnings, as of period end	US$1=HK$7.82996	Not applicable
	US$1=AUD1.55615	Not applicable

	For the year ended September 30,
	2023	2022

Amounts included in the statements of operations and cash flows for the period	US$1=HK$7.83218	Not applicable
	US$1=AUD1.51204	Not applicable

(P) Other comprehensive (loss)/income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in HK$ and AU$ to US$ is reported as other comprehensive income or loss in the statements of operations and stockholders’ equity.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

(Q) Employee benefit plans

Contributions to defined contribution plans are expensed in the period in which services are rendered by the covered employees. The Company recognizes its liabilities for compensated absences dependent on whether the obligation is attributable to employee services already rendered, relates to rights that vest or accumulate and payment is probable and estimable. Refer to Note 14.

(R) Income taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 ( “ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period included the enactment date.

(S) Earning per share

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

(T) Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with such liabilities are expensed as incurred.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

(U) Segments

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

(V) Recently Issued Accounting Standards

There are no recently announced, but not yet effective accounting pronouncements that are expected to have a material impact to the Company as of September 30, 2023.

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

The purchase consideration was allocated as follows:

	Initial Estimated		Revised Estimated
	Fair value	Adjustments	Fair Value

Purchase consideration	$3,128,860	$-	$3,128,860
Cash and equivalents	$565,449	$-	$565,449
Other current assets	1,934,505	141,817	1,792,688
Property and Equipment	15,610	-	15,610
Acquisition-related intangibles	-	(199,725)	199,725
Deferred tax	8,123	-	8,123
Right-of-use assets	55,619	-	55,619
Total assets acquired	2,579,306	-	2,637,214

Bank loans	(640,467)	-	(640,467)
Deferred tax liabilities – arise from fair value gain	-	32,955	(32,955)
Other liabilities	(664,001)	11,133	(675,134)
Total liabilities assumed	(1,304,468)		(1,348,556)

Fair value of net assets acquired	1,274,838	(13,820)	1,288,658

Goodwill	$1,854,022	$13,820	$1,840,202

The Company allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on the estimates of their fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management.

Goodwill arising from the acquisition of QBS System is not expected to be deductible for income tax purposes.

Following are details of the purchase consideration allocated to acquired intangible assets:

		Weighted-
	Fair value	estimated useful
Customer relationships	$199,725	2.9 years
Identified intangible assets subject to amortization	199,725

Customer relationships represent the fair value of existing contractual relationships and customer loyalty determined based on existing relationships using the income approach, specifically, the multi-period excess earnings method.

The fair value of the identified intangible assets subject to amortization are amortized over the assets’ estimated useful lives based on the pattern in which the economic benefits are expected to be received to cost of sales and operating expenses.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

Acquisition-related costs are being expensed as incurred and are included in general and administrative expenses in the consolidated statements of operation. The Company recognized acquisition-related costs of $1,015,000 during the year ended September 31, 2023.

NOTE 4 – CASH AND EQUIVALENTS

Cash is composited of the following

	September 30,	September 30,
	2023	2022

Cash at bank	$619,323	$-
Cash on hand	1,678	-

Total	$621,001	$-

NOTE 5 – ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

Accounts receivable consisted of the following:

	September 30,	September 30,
	2023	2022

Accounts receivable	$1,650,729	$-
Less: allowance for expected credit losses	219,528	-

Accounts receivable, net	$1,431,201	$-

The movement in “Allowance for expected credit losses” for year ended September 30, 2023 and 2022 was as follows:

	September 30,	September 30,
	2023	2022

Balance at beginning of period	$-	$-
Provision from acquisition	324,784	-
Reversal of allowance of expected credit losses	(308,856)
Provision during the period	206,140	-
Translation adjustment	(2,540)	-

Balance at end of period	$219,528	$-

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30,	September 30,
	2023	2022

Advisory fees prepaid for business development	$323,921	$-
Deposits	13,938	-
Advance to suppliers	51,086	-
Others	3,797	-

	$392,742	$-

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

The following is a summary of property and equipment:

	September 30,	September 30,
	2023	2022

Furniture and Fixtures	$23,765	$-
Computer Equipment	71,290	-

	95,055	-
Less: accumulated depreciation	88,272	-

Property and equipment, net	$6,783	$-

NOTE 8– LEASES

The Company leases offices. Rental contract is for periods of 36 months. The lease agreement has no covenants.

Accumulated ROU assets and amortization are as follows :

	September 30,	September 30,
	2023	2022

Operating lease cost - office	$139,419	$-
Less: accumulated amortization	105,938	-

ROU assets, net	$33,481	$-

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

The following is leases liabilities:

	September 30,	September 30,
	2023	2022

Current portion	$37,789	$-
Non-current portion	-	-

	$37,789	$-

The following is a summary of the weighted remaining leases term and the weighted average discount rate for the

Company’s leases at September 30, 2023 and 2022:

	September 30,	September 30,
	2023	2022

Weighted average remaining lease term
Operating leases	0.67	Not applicable
Weighted average discount rate
Operating leases	5%	Not applicable

During year ended September 30, 2023 and 2022, cash paid for operating leases liabilities was $26,562 and $0 respectively.

The Company’s leases have remaining lease terms inclusive of renewal or termination options that the Company is reasonably certain to exercise. The following table summarizes the maturity of the Company’s operating lease liabilities as of September 30, 2023:

Year Ending September 30
2024	$38,341
Total operating lease payments	38,341
Less: Imputed interest	552
Total operating lease liabilities	$37,789

There were no corresponding impairment charges during the year ended September 30, 2023 and 2022.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	September 30,
	2023	2022

Accrued expenses	$78,050	$22,920
Accrued employee cost	76,841	-
Sales tax payable	15,198	-

	$170,089	$22,920

NOTE 10 - BANK LOANS

A summary of the Company’s loans payable is as follows

	September 30,	September 30,
	2023	2022

Bank loans
HK$3,550,000 8 years loan (note a)	$326,202	$-
HK$1,450,000 8 years loan (note b)	152,526	-
HK$1,000,000 8 years loan (note c)	109,830	-

Total	$588,558	$-

Current portion	$104,608	$-
Non-current portion	483,950	-

Total	$588,558	$-

(a)	On April 27, 2020, the QBS System was granted a bank loan from Bank of China (Hong Kong) Limited of HK$3,550,000. The loan has interest of 2.5% below the Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited from time to time and is secured by the personal guarantees of the QBS System’s Director, Mr. Wong Chi Fung and shareholder, Mr. Kwan Ping Yuen and guarantee from the HKMC Insurance Limited under the SME Financing Guarantee Scheme. The Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited as of September 30, 2023 was 6.125%. The outstanding principal and interest accrued is payable by 56 equal monthly instalments, commencing 13 months after the date of drawdown.

(b)	On October 10, 2020, the QBS System was granted a bank loan from Bank of China (Hong Kong) Limited of HK$1,450,000. The loan has interest of 2.5% below the Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited from time to time and is secured by the personal guarantees of the QBS System’s Director, Mr. Wong Chi Fung and shareholder, Mr. Kwan Ping Yuen and guarantee from the HKMC Insurance Limited under the SME Financing Guarantee Scheme. The Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited as of September 30, 2023 was 6.125%. The outstanding principal and interest accrued is payable by 63 equal monthly instalments, commencing on 13 months after the date of drawdown.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

(c)	On June 28, 2021, the QBS System was granted a bank loan from Bank of China (Hong Kong) Limited of HK1,000,000. The loan has interest of 2.5% below the Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited from time to time and is secured by the personal guarantees of the QBS System’s Director, Mr. Wong Chi Fung and shareholder, Mr. Kwan Ping Yuen and guarantee from the HKMC Insurance Limited under the SME Financing Guarantee Scheme. The Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited as of September 30, 2023 was 6.125%. The outstanding principal and interest accrued is payable by 71 equal monthly instalments, commencing on 13 months after the date of drawdown.

Fund-based and non-fund-based credit facilities with banks are available for operational requirements in the form of overdrafts and short-term loans. As of September 30, 2023, the limits available were $766,602, of which $614,772 was utilized, constituting non-funded drawdown.

NOTE 11 - INCOME TAX

The income tax benefit for the year ended September 30, 2023 and 2022 is summarized as follows:

	2023	2022

Current tax expense:

Hong Kong profits tax
Provision for the period	$24,100	$-
One-off tax deduction	(766)	-
	23,334	-
Deferred tax benefit:
Hong Kong profits tax
Deferred tax benefit	(20,977)	-

Total income taxes	$2,357	$-

The Company is subject to a Federal Corporate tax rate of 21% for year ended September 30, 2023. No income tax was provided in the CFS as the Company does not have assessable profit during the year.

Subsidiary in Hong Kong is subject to Hong Kong profit tax and profits tax was provided in the CFS on the estimated assessable profit for the first HK$2 million at 8.25% and on the estimated assessable profit above HK$2 million for the period at 16.5%. One-off tax reduction is tax concession on the final tax of the period assessment fiscal 2023 at 100% with a ceiling of $1,284. The Company did not make any provision for Hong Kong profits tax as the Company incurred a loss during the year and there were no assessable profits for year ended September 30, 2023.

Subsidiary in Australia is subject to a tax rate of 25% for year ended September 30, 2023. The subsidiary is qualified for the reduced tax rate that fall below turnover threshold of AUD 50 million (USD 37 million). No Australian income tax was provided in the CFS as the subsidiary does not have assessable profit during the year.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

A reconciliation of the provision for income taxes compared with the amount at the tax rate for the year ended September 30, 2023 and 2022 was as follows:

	2023	2022

Loss before income tax expense	$(1,080,432)	$-

Tax charge at the applicable tax rate	$(225,080)	$-
Tax effect on foreign tax rate differential	(12,799)
Tax effect of expenses not deductible	277,736	-
Tax effect of exempted bank interest income not taxable	(19)	-
Tax effect of tax benefits	(24,866)
Others	(12,615)	-

Total income taxes	$2,357	$-

The components and movements in deferred tax assets (liabilities) are as follows:

	Accelerated	allowance for
	depreciation	expected credit
	allowances	losses	Total
At September 30, 2022	$-	$-	$-
Deferred taxation from acquisition	(2,420)	10,563	8,143
Deferred taxation credited to statement of operation	1,401	12,936	14,337
Translation difference	1	-	1
At September 30, 2023	$(1,018)	$23,499	$22,481

	Acquisition-
	related
	intangibles	Total
At September 30, 2022	$-	$-
Deferred taxation from acquisition	(32,955)	(32,955)
Deferred taxation credited to statement of operations	6,640	6,640
Translation difference	-	-
At September 30, 2023	$(26,315)	$(26,315)

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

NOTE 12 - EQUITY

On March 22, 2023, The Company issued 8,939,600 newly shares of the Company’s common stock, par value $0.0001 in exchange for all of the issued and outstanding shares of QBS System at a purchase consideration of approximately $3,128,860, based on the closing price of Flywheel common stock on Over-the-Counter-Markets of $0.35 on March 22, 2023

On May 24, 2023, the Company was issued 1,450,000 shares of common stock to each of Sau Ping Leung and So Ha Tsang for advisory fee at market price of US$0.35 per share. Stock-based compensation expenses for the year ended September 30, 2023 was US$1,015,000. These two individuals collectively hold 30% of Blue Print.

NOTE 13 - NET REVENUE

Disaggregation of revenue:

	2023	2022

IoT projects and ventures BPO services	$714,424	$-
IoT software and hardware engineering services	426,704	-
IoT maintenance and support services	307,048	-

	$1,448,176	$-

NOTE 14 - EMPLOYEE BENEFITS

The Company contributes to a Mandatory Provident Fund plan which is available to all employees in Hong Kong. Mandatory contributions for the both employees and employers to the plan are payable at 5% of the employee’s relevant income, subject to the maximum monthly contribution of $193 (equivalent to HK$1,500). No contribution from the employee is required if his / her income is less than the minimum relevant income level of $916 (equivalent to HK$7,100). The Company’s contributions to this plan are expensed as they fall due. The total provision and contributions made for such employee benefits was $5,876 and $0 for the year ended September 30, 2023 and 2022 respectively.

Employees of the Company’s Australian subsidiary are entitled to receive retirement benefits from the Emergency Services Superannuation Scheme in Australia. The benefit amounts are calculated based on the member’s periods of service and final average salary. The total contributions made for such employee benefits was $0 and $0 for the year ended September 30, 2023 and 2022, respectively.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

NOTE 15 - SEGMENTS

The Company has identified its operating segments based on the internal reports that are reviewed and used by the Chief Executive Officer (being the chief operating decision maker) in assessing performance and determining the allocation of resources. The Company operates in three reportable segments; provision of IoT maintenance and support services, IoT projects and ventures BPO services and IoT software and hardware engineering services in Hong Kong. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter-company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information as of and for the year ended September 30, 2023:

	IoT BPO	IoT development	IoT maintenance and support	Total Reportable
	services	services	services	segments

For the year ended September 30, 2023
Revenues	$714,424	$426,704	$307,048	$1,448,176
Cost of revenue	(363,428)	(329,516)	(268,874)	(961,818)
Gross profit	350,996	97,188	38,174	486,358
Net loss from operations	(697,634)	(416,676)	(299,832)	(1,414,141)
Depreciation and amortization	36,821	21,992	15,825	74,638

	September 30,	September 30,
Segment of assets	2023	2022

IoT BPO services	$2,281,040	$-
IoT development services	1,362,397	-
IoT maintenance and support services	980,354	-
	$4,623,791	$-

NOTE 16 - RELATED PARTY TRANSACTIONS

The Company advanced to a related company, Wolf Asia Pty Limited, of $83,539 as of September 30, 2023 for advances to the related company, which was repayable on demand and interest free.

The Company advanced to a related company, QBS Flywheel Limited, of $32,880 as of September 30, 2023 for advances to the ultimate holding company, which was repayable on demand and interest free.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

The Company owed a related party $71,365 as of September 30, 2023 for advances from a director, Mr. Wong Chi Fung, which was repayable on demand and interest free.

The Company owed a related company, QBS Group Limited, of $293,696 as of September 30, 2023 for advances from the related company, which was repayable on demand and interest free.

The Company owed a related company, Flywheel Financial Strategy (Hong Kong) Company Limited of $456,966 as of September 30, 2023 for advances from the related company, which was repayable on demand and interest free.

Due from related parties consisted of the following:

	September 30,	September 30,
	2023	2022

Amount due from Wolf Asia Pty Limited	$83,539	$-
Amount due from QBS Flywheel Limited	32,880	-
	$116,419	$-

Due to related parties consisted of the following:

	September 30,	September 30,
	2023	2022

Amount due to a director	$71,365	$-
Amount due to QBS Group Limited	293,696	-
Amount due to Flywheel Financial Strategy (Hong Kong) Company Limited	456,966	181,210
	$822,027	$181,210

NOTE 17 - CONCENTRATIONS AND RISKS

During the year ended September 30, 2023 and 2022, 100% of the Company’s assets were located in Pacific Asia.

Net revenue from geographic areas based on the location of the Company’s service delivery centres for the year ended September 30, 2023 and 2022 is as follows.

	For the year ended
	September 30,
	2023	2022

Hong Kong	$1,448,176	$-
Australia	-	-
Total	$1,448,176	$-

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

Details of the customers accounting for 10% or more of the Company’s total revenue and account receivables are as

	Customer A	Customer B

For the year ended
September 30, 2023	$414,955	$192,539

Accounts receivable
As of September 30, 2023	$351,215	$1,022

Details of the suppliers accounting for 10% or more of the Company’s total cost of revenue and account payables are

	Supplier A	Supplier B	Supplier C	Supplier D

For the year ended
September 30, 2023	$157,300	$102,143	$79,522	$63,839

Accounts payable
As of
September 30, 2023	$39,336	$-	$36,394	$-

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

The Company does not have sufficient segregation of duties within accounting functions due to only having two officer and limited resources.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the year ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

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

Name	Age	Positions
Tang Siu Fung	43	President, Chief Executive Officer, and Chairman of the Board of Directors
Cheng Sin Yi	38	Secretary and Treasurer

Tang Siu Fung, President, Chief Executive Officer and Chairman of the Board of Directors.

Tang Siu Fung has served as our President and Chief Executive Officer of our company and as our Chairman since the Share Exchange in September 2021. Mr. Tang has over 20-years of experience in the banking and financial services industry and has gained well-rounded experience and knowledge throughout the years serving in both international and local financial institutions in Hong Kong, including The Hong Kong and Shanghai Banking Corporation Limited, Standard Chartered Bank (Hong Kong) Limited and the subsidiary of Bank of China Limited. By setting out clear aims and objectives, Mr. Tang directs and oversees the business’s overall strategic direction, developing high-quality business strategies and leading the company to achieve short term, as well as long term, goals.

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

Director Independence

The Board currently consists of one (1) member. Our sole director is not independent. We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors.

Audit Committee

We do not presently have an audit committee. The Board currently acts as our audit committee.

Compensation Committee

We do not presently have a compensation committee. The Board currently acts as our compensation committee.

Nominating Committee

We do not presently have a nominating committee. The Board currently acts as our nominating committee.

Code of Ethics

Our Board has not adopted a Code of Ethics due to the Company’s size and lack of employees.

Board Leadership Structure

We have chosen to combine the Chief Executive Officer and Board Chairman positions.

Delinquent Section 16(a) Reports

Not Applicable

Involvement in Certain Legal Proceedings

Neither our sole director nor executive officers has been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

●	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board Diversity

The Board reviews, on an annual basis, the appropriate characteristics, skills and experience required for the Board as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the Board, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:

●	personal and professional integrity;
●	ethics and values;
●	experience in the industries in which we compete;
●	experience as a director or executive officer of another publicly held company;
●	diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;
●	conflicts of interest; and
●	practical business judgment.

Family Relationships

There are no family relationships among our executive officers or members of our board of directors.

Significant Employees

While the Company has engaged various consultants, other than management, we currently have no significant employees.

QBS System has entered into employment contracts with Mr. Wong Chi Fung and Mr. Kwan Ping Yuen.

QBS System appointed Mr. Wong Chi Fung as Chief Executive Officer by letter dated April 1, 2022.

QBS System appointed Ms. Kwan Ping Yuen as Chief Technology Officer by letter dated April 1, 2022.

The Company currently has no compensation plans or arrangements.

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal years ended September 30, 2023, and September 30, 2022, to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

For the last two fiscal years ended September 30, 2023, and 2022, the Company has not paid any compensation to its executive officers.

Named Executive Officer Employment Agreements

None.

Termination Provisions

As of the date of this Current Report, we have no contract, agreement, plan, or arrangement, whether written or unwritten, that provides for payments to a Named Executive Officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a Named Executive Officer, or a change in control of the Company or a change in the Named Executive Officer’s responsibilities, with respect to each Named Executive Officer.

Outstanding Equity Awards at Fiscal Year End

As of September 30, 2023, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

Director Compensation

To date, we have not paid our directors any compensation for services on the Board.

Equity Compensation Plan Information

The Company does not have any securities authorized for issuance or outstanding under an equity compensation plan or equity compensation grants made outside of such a plan.

Compensation of Directors

To date, we have not paid our directors any compensation for services on the Board.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no arrangements for officers, employees or consultants that would result from a change-in-control.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

No director, executive officer, associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of December 22, 2023, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 29,591,164 shares outstanding as of December 22, 2023.

Name and Address of Beneficial Owners of common stock[1]	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
Tang Siu Fung[2]	common stock	11,455,645	38.71%
Cheng Sin Yi	—	—	*
DIRECTORS AND OFFICERS – TOTAL (2 persons)			38.71%
5% SHAREHOLDERS
Sparta Universal Industrial Ltd. [2]	common stock	11,455,645	38.71%
QBS Flywheel Limited	common stock	8,939,600	30.21%

* Less than 1%.

1 Unless otherwise indicated, the business address of each individual or entity listed in the table is c/o: Flywheel Advanced Technology, Inc., 123 West Nye Lane, Suite 455, Carson City, Nevada 83702.

2 Our President, Chief Executive Officer and Chairman of the Board, Mr. Tang, is the controlling shareholder of Sparta Universal Industrial Ltd., which holds 11,455,645 shares of the Company’s common stock.

The business address for QBS Flywheel Limited is “GATEWAY” L36, 1 Macquarie PI, Sydney, NSW 2000, Australia.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

SEC rules require us to disclose any transaction or currently proposed transaction in which the Company is a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000.00 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

●	any Director or officer of our Company;

●	any proposed Director or officer of our Company;

●	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our Common Stock; or

●	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

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

As of March 22, 2023, Sparta, our majority stockholder, entered into subscription agreements with 29 investors pursuant to which Sparta sold 4,764,547 shares of common stock of the Company for an aggregate purchase price of $12,975,348.18. The sale was made pursuant to an exemption from securities registration provided under Regulation S of the Securities Act. Accordingly, as of the date of this Annual Report on Form 10-K, Sparta is currently the holder of 11,455,645 shares of common, or approximately 38.71% of 29,591,164 stock issued and outstanding.

QBS System owed $71,365 as of September 30, 2023, for advances from a director, Mr. Wong Chi Fung, which amounts are repayable on demand and interest free.

QBS System owes QBS Group Limited, of which the director of QBS System Mr. Wong Chi Fung is the director and shareholder, $293,696 as of September 30, 2023, respectively, for advances from QBS Group Limited, which amounts are repayable on demand and interest-free.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	September 30, 2023	September 30, 2022
Audit Fee	$145,550	$38,200
Total fees paid or accrued to our principal accountant	$77,801	$38,200

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1.1	Articles of Incorporation, filed as Exhibit 3.1 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 27, 2010.

3.1.2	Certificate of Amendment, effective April 26, 2013, filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.

3.1.3	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of Nevada, filed as Exhibit 3.10 to Quarterly Report on Form 10-Q, for the period ended March 31, 2022, filed with the Securities and Exchange Commission on May 13, 2022.

3.2	Bylaws, filed as Exhibit 3.2 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 27, 2010.

3.4.1	Series A Convertible Preferred Stock Certificate of Designations, effective September 24, 2012, filed as Exhibit 3.1 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 26, 2012.

3.4.2	Amendment to the Certificate of Designation of the Series A-1 Preferred Stock as filed with the Secretary of State of the State of Nevada on September 15, 2022, filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 22, 2022.

3.4.3	Series B Non-Convertible Preferred Stock Certificate of Designations, effective November 8, 2012, filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 9, 2012.

3.4.4	Amended and Restated Series C Preferred Stock Certificate of Designation, effective October 18, 2013, filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 18, 2013.

3.4.5	Series D Convertible Preferred Stock Certificate of Designations, filed on October 16, 2012, filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 17, 2013.

10.1	Shareholder Agreement dated December 7, 2022, by and among Flywheel Advance Technology, Inc., So Ha Tsang, and Sau Ping Leung, filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2022.

10.2	Agency Agreement, dated December 7, 2022, by and between International Supply Chain Alliance Co., Ltd. and Blue Print Global, Inc., filed as Exhibit 10.2 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2022.

10.3	Share Exchange Agreement, dated December 15, 2022, by and among Flywheel Advance Technology, Inc., QBS System Limited, and QBS Flywheel Limited., filed as Exhibit 10.3 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2022

10.4	Form of Lock-Up Agreement, filed as Exhibit 10.4 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2023

10.5	Form of Non-Disclosure and Non-Compete Agreement, filed as Exhibit 10.5 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2023
10.6	Engagement Letters, dated April 1, 2022, between QBS System Limited and [redacted] for System IoT Business Process Outsourcing Services, filed as Exhibit 10.6 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2023

10.7

Engagement Letter, dated December 11, 2020, between QBS System Limited and [redacted] Security and Monitoring Services, filed as Exhibit 10.7 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2023

10.8	Facility Letter, dated April 27, 2020, from the Bank of China (Hong Kong) Limited to QBS System, filed as Exhibit 10.8 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2023

10.9	Facility Letter, dated October 10, 2020, from the Bank of China (Hong Kong) Limited to QBS System, filed as Exhibit 10.9 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2023

10.10	Facility Letter, dated June 28, 2021, from the Bank of China (Hong Kong) Limited to QBS System, filed as Exhibit 10.10 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2023

99.1	Notice of Entry of Order Barring Claims and Terminating Custodianship, filed as Exhibit 99.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2020.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

Dated: January 16, 2024	By:	/s/ Tang Siu Fung
Tang Siu Fung Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

-40-