Form 10-Q
period 2023-12-31
FLYWHEEL ADVANCED TECHNOLOGY, INC.
filed 2024-02-14
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

The number of shares outstanding of the registrant’s common stock as of February 14, 2024, was 29,591,164 shares.

2

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 AND 2022

3

FLYWHEEL ADVANCED TECHNOLOGY, INC.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2023	2023
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$316,367	$621,001
Accounts receivable, net of allowances	1,731,588	1,431,201
Due from related parties	121,415	116,419
Prepaid expenses and other current assets	392,081	392,742
Deferred tax assets	18,818	22,481
Total Current Assets	2,580,269	2,583,844

PROPERTY, PLANT AND EQUIPMENT, NET	9,763	6,783
GOODWILL	1,840,202	1,840,202
ACQUISITION-RELATED INTANGIBLES	142,263	159,481
RIGHT-OF-USE ASSETS	19,053	33,481

TOTAL ASSETS	$4,591,550	$4,623,791

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft	$127,983	$-
Bank loans - current portion	109,983	104,608
Accounts payable	30,482	78,064
Accrued expenses and other current liabilities	220,028	170,089
Due to related parties	776,004	822,027
Operating lease liabilities	22,466	37,789
Income tax payable	53,556	46,699
Total current liabilities	1,340,502	1,259,276

LONG-TERM LIABILITIES
Bank loans	453,091	483,950
Deferred tax liabilities – arise from fair value gain	23,474	26,315
Total long-term liabilities	476,565	510,265
Total Liabilities	1,817,067	1,769,541

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value 550,000,000, shares authorized, 29,662,164 shares issued and outstanding as of December 31, 2023 and September 30, 2023	2,966	2,966
Paid in Capital	6,677,222	6,677,222
Accumulated other comprehensive income/(loss)	5,852	(2,691)
Accumulated deficit	(3,911,557)	(3,823,247)
Total Stockholders’ Equity	2,774,483	2,854,250

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,591,550	$4,623,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended December 31,
	2023	2022

REVENUE, NET	$625,809	$-
COST OF REVENUE	(414,378)	-

GROSS RPOFIT	211,431	-

OPERATING EXPENSES
Sales and marketing	22,278	-
General and administrative	336,087	25,832
Depreciation and amortization	31,387	-

Total Operating Expenses	389,752	25,832

OPERATING LOSS	(178,321)	(25,832)
OTHER INCOME (EXPENSES)
Other income	103,801	-
Interest expenses, net	(5,186)	-

Total Other Income	98,615	-

LOSS BEFORE INCOME TAXES	(79,706)	(25,832)
Income taxes	(8,604)	-
NET LOSS	(88,310)	(25,832)
OTHER COMPREHENSIVE LOSS
Foreign currency translation gain	8,543	-
COMPREHENSIVE INCOME	$(79,767)	$(25,832)

Net loss per share - basic and diluted:	$(0.00)	$(0.00)
Weighted average number of shares outstanding	29,662,164	17,822,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Paid	Accumulated other comprehensive	Accumulated
	Shares	Value	in Capital	(loss)/income	Deficit	Total

Balance at September 30,	29,662,164	$2,966	$6,677,222	$(2,691)	$(3,823,247)	$2,854,250

Exchange difference on translation	-	-	-	8,543	-	8,543

Net loss	-	-	-	-	(88,310)	(88,310)

Balance at December 31,	29,662,164	$2,966	$6,677,222	$5,852	$(3,911,557)	$2,774,483

	Common Stock		Paid	Accumulated other comprehensive	Accumulated
	Shares	Value	in Capital	(loss)/income	Deficit	Total

Balance at September 30, 2022	17,822,564	$1,782	$2,534,546	$-	$(2,740,458)	$(204,130)

Net loss	-	-	-	-	(25,832)	(25,832)

Balance at December 31,	17,822,564	$1,782	$2,534,546	$-	$(2,766,290)	$(229,962)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(88,310)	$(25,832)
Adjusted to reconcile net loss to cash provided (used) by operating activities:
Amortization	17,218	-
Depreciation	1,968	-
Lease amortization	12,201	-
Allowance of expected credit losses	59,250	-
Reversal of allowance of expected credit losses	(85,373)	-
Deferred income taxes	879	-
Changes in operating assets and liabilities
(Increase)/decrease in:
Accounts receivable	(270,420)	-
Prepaid expenses and other current assets	1,669	(679)
Increase/(decrease) in:
Accounts payable	(47,758)	-
Operating lease liabilities	(13,359)	-
Accrued expenses and other current liabilities	48,370	(6,041)
Income tax payable	7,725	-
Net cash used in operating activities	(355,940)	(32,552)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(5,176)	-
Net cash used in investing activities	(5,176)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank overdraft	127,914	-
Repayment of borrowings	(26,986)	-
(Repayment to) / Advances from related party	(46,862)	32,552
Net cash provided by financing activities	54,066	32,552

NET DECREASE IN CASH AND EQUIVALENTS	(307,050)	-
EFFECT OF EXCHANGE RATES ON CASH	2,416	-
AT BEGINNING OF PERIOD	621,001	-

CASH AND EQUIVALENTS AT END OF PERIOD	$316,367	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$5,249	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2023 and 2022

(Unaudited)

NOTE- 1 ORGANIZATION AND BUSINESS BACKGROUND

Flywheel Advanced Technology, Inc. (formerly known as Pan Global Corp.) (“the Company”) was incorporated in the state of Nevada on April 30, 2010.

On July 13, 2021, a Stock Purchase Agreement was entered into between NYJJ Hong Kong Limited (Seller) and Sparta Universal Industrial Ltd. (Purchaser), wherein the Purchaser purchased 10,000,000 shares of Series A-1 Preferred Stock, par value $0.0001 per share (the “Preferred Shares”) of the Company. As a result, the Purchaser became an approximately 90% holder of the voting rights of the issued and outstanding shares of the Company, on a fully-diluted basis, and became the controlling shareholder.

At the effective date of transfer of the Preferred Shares, David Lazar ceased to be the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer and Chairman of the Board of as Directors, and the Company appointed Tang Siu Fung as President, Chief Executive Officer, and Chairman of the Board of Directors; Cheng Sin Yi as Secretary, and Treasurer; Tin Sze Wai as Director; Ip Tsz Ying as Director; Ho Yiu Chung as Director; and Lai Chi Chuen as Director.

On November 21, 2021, the Board of Directors and majority shareholder approved the change of the Company’s name to “Flywheel Advanced Technology, Inc.”.

On July 13, 2022, the Company was advised by Financial Industry Regulatory Authority (“FINRA”) that a 1:100 reverse stock split of the Company’s common stock would become effective on July 14, 2022. Following the effectiveness of the reverse stock split, there was 1,551,550 shares of common stock issued and outstanding as compared to 155,155,000 shares of the Company’s common stock issued and outstanding prior to the reverse stock split.

On August 5, 2022, the Company was informed by the FINRA that the new ticker symbol of the Company is “FWFW”.

On September 15, 2022, the Company filed with the Secretary of State of the State of Nevada an Amendment (the “Amendment”) to its Certificate of Designation for the Series A-1 Preferred Stock. The Amendment was approved by the Board of Directors of the Company and Sparta Universal Industrial Ltd. (“Sparta”), the sole holder of all the 10,000,000 issued and outstanding shares of Preferred Stock.

Pursuant to the Amendment, the conversion rate of the Preferred Stock was adjusted to provide that each share of Preferred Stock shall be convertible, at the option of the holder, into 1.62 fully paid and nonassessable shares of the Company’s common stock. The Amendment was necessary as the terms of the Certificate of Designation for the Preferred Stock expressly provided that the conversion ratio of 162 shares of common stock for each share of Preferred Stock would not be reduced in the event of a stock split or other capitalization of the Company.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2023 and 2022

(Unaudited)

On September 15, 2022, the Company’s outstanding 10,000,000 shares of Preferred Stock were converted on a one for 1.62 basis into 16,200,000 common shares. Concurrently the Preferred Stock was cancelled.

On November 30, 2022, the Company incorporated Blue Print Global, Inc. ( “ Blue Print ” ) in the British Virgin Islands to establish an entity to source the supply and sale of warehouse patrol robots. The Company holds 70% of Blue Print, and the balance is held by two individuals unrelated to the Company, with each party holding 15%.

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

On December 15, 2022, the Company entered into a share exchange agreement (the “ Share Exchange Agreement”) with QBS System Limited, a limited company incorporated under the laws of Hong Kong ( “QBS System”), and its shareholder, QBS Flywheel Limited, a company incorporated under the laws of Australia (the “ Seller ” ). On March 22, 2023, the Seller transferred and assigned to the Company all of the issued and outstanding shares of QBS System in exchange for 8,939,600 newly issued shares of the Company’s common stock, par value $0.0001 per share. Following the closing of the share exchange, there was no change in the officers and directors of the Company, and QBS System continued its business as a wholly owned subsidiary of the Company.

On May 24, 2023, the Company issued 1,450,000 shares of common stock to each of Sau Ping Leung and So Ha Tsang. These two individuals collectively hold 30% of Blue Print.

QBS System was incorporated in Hong Kong on April 14, 2011 and its principal activities are providing Internet of Things (“IoT”) solutions and services across certain industries. Its IoT solutions help clients to build applications using available IoT devices, sensors, framework and platforms and to integrate the available hardware and software solution with clients’ existing landscape or implement a new IoT solution.

QBS System provides a full-range IoT services comprising of consulting development and implementation, analytics, support, and evolution. It has a business portfolio that provides IoT integration solution services, IoT maintenance, support services, IoT projects and ventures Business Process Outsourcing (“BPO”) services, and approximately twelve years  of experience in Hong Kong providing IoT software and hardware engineering services. Clients range across various industries, such as logistics and supply chain management, food and beverage, automation and smart building. The applications of QBS System’s IoT solutions include connected equipment in the enterprise (“Enterprise IoT”) and industrial assets such as machines, robots, or even workers in smart factories and industrial facilities (“Industrial IoT”, the essential component of Industry 4.0).

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2023 and 2022

(Unaudited)

QBS System formed a wholly owned subsidiary, QBS System Pty Ltd (“QBS System Pty”) under the laws of Australia on May 8, 2020 and its principal activities are providing computer network systems design and integration services.

We use the terms “Company”, “we” and “us” to refer to both Flywheel Advanced Technology, Inc. and its subsidiaries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™ ” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

(B) Management’s Representation of Interim Consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission ( “SEC”). The Company uses the same accounting policies in preparing quarterly and annual consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for to be expected for the full year.

(C) Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are presented using the accrual basis of accounting and include the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2023 and 2022

(Unaudited)

(D) Use of estimates

The preparation of unaudited condensed consolidated financial statements, in accordance with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, revenue recognition, allowance for credit losses, valuation allowances for deferred tax assets, the measurement of lease liabilities and right-of-use (“ROU”) assets, measurements of assets and obligations related to employee benefits, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, variable consideration, other obligations for revenue recognition, income tax uncertainties and other contingencies. Management believes the estimates used in the preparation of the unaudited condensed consolidated financial statements are reasonable, and management has made assumptions about the possible effects of the ongoing COVID-19 pandemic on critical and significant accounting estimates. Although these estimates and assumptions are based upon management ’ s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s unaudited condensed consolidated financial statements.

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

December 30, 2023 and 2022

(Unaudited)

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2023 and 2022

(Unaudited)

  (L) Leases

ASC Topic 842 requires a lessee to record a ROU asset and a lease liability for all leases with terms longer than 12 months. Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’ s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company determines the lease term by assuming the exercise of renewal options that are reasonably certain. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its local incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. When the Company’s contracts contain lease and non- lease components, the Company accounts for both components as a single lease component. Refer to Note 8.

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

  (N) Revenue recognition

The Company’s revenue is comprised mainly the following services: IoT software and hardware development service, BPO service and IoT support and maintenance service.

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2023 and 2022

(Unaudited)

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

The Company follows ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from services by: (1) identifying the contract (if any) with a customer; (2) identifying the performance obligations in the contract (if any); (3) determining the transaction price; (4) allocating the transaction price to each performance obligation in the contract (if any); and (5) recognizing revenue when each performance obligation is satisfied. The Company has no outstanding contracts with any of its customers as of December 31, 2023 and September 30, 2023. The Company recognizes revenue when it satisfies a performance obligation by providing services to a customer.

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2023 and 2022

(Unaudited)

Monetary assets and liabilities of the Company and its subsidiaries denominated in currencies other than the functional currency of the Company and subsidiaries are translated into their respective functional currency at the rates of exchange prevailing on the balance sheet date.

Transactions of the Company and its subsidiaries in currencies other than the Company’s and the subsidiaries’ functional currencies are translated into the respective functional currencies at the average monthly exchange rate prevailing during the period of the transaction. The gains or losses resulting from foreign currency transactions are included in the consolidated statements of income.

The exchange rates used to translate amounts in HK$ and AU$ into US$ for the purposes of preparing the consolidated financial statements were as follows:

	December 31,2023	September 30, 2023

Balance sheet items, except for common stock, additional paid-in capital and retained earnings, as of period end	US$1=HK$7.80985	US$1=HK$7.82996
	US$1=AUD1.49213	US$1=AUD1.55615

Amounts included in the statements of operations and cash flows for the period	For the three months ended December 31,
	2023	2022
	US$1=HK$7.81401	Not applicable
	US$1=AUD1.53488	Not applicable

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2023 and 2022

(Unaudited)

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

The Company does not allocate and therefore the CODM does not evaluate certain operating expenses, interest expense or income taxes by segment. Many of the Company’s assets are shared by multiple operating segments. The Company manages these assets on a total Company basis, not by operating segment, and therefore asset information and capital expenditures by operating segment are not presented. Refer to Note 15.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2023 and 2022

(Unaudited)

  (W) Recently Issued Accounting Standards

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ( “FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable, clarifications of ASUs listed below, immaterial, or already adopted by the Company.

The following table provides a brief description of recent accounting pronouncements and our analysis of the effects on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.	This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update enhance annual and interim disclosure requirements, determine significant segment expense, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. This update is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendments is permitted. Upon adoption, the amendments shall be applied retrospectively to all prior periods presented in the financial statements.	October 1, 2024	We plan to adopt this ASU, as required, during the fiscal year 2025. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements and disclosures.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2023 and 2022

(Unaudited)

Standard	Description	Date of Adoption	Effect on the Financial
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

This ASU enhances income tax disclosure requirements. Under the ASU, public business entities must annually (1) disclose specific categories in the rate reconciliation and

(2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). Specific categories that must be included in the reconciliation for each annual reporting period are specified in the amendment. This update is effective for annual periods beginning after December 15, 2024. Early adoption of the amendments is permitted. Upon adoption, the amendments shall be applied on a prospective basis. Retrospective application is permitted.

		October 1, 2025	We plan to adopt this ASU, as required, during the fiscal year 2026. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements and disclosures.

NOTE 3 – CASH AND EQUIVALENTS

Cash is composited of the following

	December 31, 2023	September 30, 2023
Cash at bank	$314,685	$619,323
Cash on hand	1,682	1,678

Total	$316,367	$621,001

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2023 and 2022

(Unaudited)

NOTE 4 – ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

Accounts receivable consisted of the following:

	December 31,	September 30,
	2023	2023
Accounts receivable	$1,928,655	$1,650,729
Less: allowance for expected credit losses	197,067	219,528

Accounts receivable, net	$1,731,588	$1,431,201

The movement in “Allowance for expected credit losses” for the three months ended December 31, 2023 and 2022 were as follows:

	For the three months December 31,
	2023	2022
Balance at beginning of period	$219,528	$-
Reversal of allowance of expected credit losses	(85,373)	-
Provision during the period	59,250	-
Translation adjustment	3,662	-

Balance at end of period	$197,067	$-

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31,	September 30,
	2023	2023
Advisory fees prepaid for business development	$324,755	$323,921
Deposits	13,974	13,938
Advance to suppliers	51,217	51,086
Others	2,135	3,797

	$392,081	$392,742

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2023 and 2022

(Unaudited)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

The following is a summary of property and equipment:

	December 31,	September 30,
	2023	2023

Furniture and Fixtures	$23,827	$23,765
Computer Equipment	76,404	71,290

	100,231	95,055
Less: accumulated depreciation	90,468	88,272

Property and equipment, net	$9,763	$6,783

Depreciation expense in the Unaudited Condensed Consolidated Statements of Operations was $1,968 and $0 for the three months ended December 31, 2023 and 2022, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair values of the assets acquired and liabilities assumed in a business combination, at the date of acquisition. Goodwill is not amortized but is tested for potential impairment at the reporting unit level, at a minimum on an annual basis in the fourth fiscal quarter, or when indications of potential impairment exist.

Acquisition-related intangibles

Acquisition-related intangibles are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment in accordance with our policies for valuation of long- lived assets.

Intangible assets consist of the following:

	Weighted- estimated useful	December 31, 2023	September 30, 2023
Customer relationships	2.9 years
Gross carrying amount		$199,725	$199,725
Less: accumulated amortization		57,462	40,244

Net		$142,263	$159,481

Amortization expense in the unaudited condensed consolidated financial statements of operations was $17,218 and $0 for the three months ended December 31, 2023 and 2022, respectively.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2023 and 2022

(Unaudited)

NOTE 8 – LEASES

The Company leases offices. Our rental contract is for periods of 36 months. The lease agreement has no covenants.

Accumulated ROU assets and amortization are as follows :

	December 31,	September 30,
	2023	2023

Operating lease cost - office	$137,725	$139,419
Less: accumulated amortization	118,672	105,938

ROU assets, net	$19,053	$33,481

The following is leases liabilities:

	December 31,	September 30,
	2023	2023

Current portion	$22,466	$37,789
Non-current portion	-	-

	$22,466	$37,789

The following is a summary of the weighted remaining lease term and the weighted average discount rate for the Company’s lease at December 31, 2023 and September 30, 2023:

	December 31,	September 30,
	2023	2023
Weighted average remaining lease term
Operating leases	0.42	0.67
Weighted average discount rate
Operating leases	5%	5%

During the three months ended December 31, 2023 and 2022, cash paid for operating lease liabilities was $13,440 and

$0, respectively.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLI DATED FINANCIAL STATEMENTS

December 30, 2023 and 2022

(Unaudited)

The Company’s leases have remaining lease terms inclusive of renewal or termination options that the Company is reasonably certain to exercise. The following table summarizes the maturity of the Company’s operating lease liabilities as of December 31, 2023 and September 30, 2023:

Period Ending December 31 2024	$22,653
Total operating lease payments	22,653
Less: Imputed interest	187
Total operating lease liabilities	$22,466

Year Ending September 30 2024	$38,341
Total operating lease payments	38,341
Less: Imputed interest	552
Total operating lease liabilities	$37,789

There were no corresponding impairment charges during the three months ended December 31, 2023 and 2022.

NOTE 9 - BANK OVERDRAFT

The Company has the use of a bank overdraft facility during the three months ended December 31, 2023 . The bank overdraft limit is $256,087 (HK$2,000,000), and interest is charged at 6.875% per annum. As of December 31, 2023 and September 30, 2023, US$127,983 and US$0 respectively were drawn down under the facility.

NOTE 10 - BANK LOANS

A summary of the Company’s loans payable is as follows	December 31,	September 30,
	2023	2023
Bank loans
HK$3,550,000 8 years loan (note a)	$310,880	$326,202
HK$1,450,000 8 years loan (note b)	146,274	152,526
HK$1,000,000 8 years loan (note c)	105,920	109,830

Total	$563,074	$588,558

Current portion	$109,983	$104,608
Non-current portion	453,091	483,950

Total	$563,074	$588,558

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2023 and 2022

(Unaudited)

(a)	On April 27, 2020, the Company was granted a bank loan from the Bank of China (Hong Kong) Limited in the amount of HK$3,550,000. The loan has interest of 2.5% (per annum ), which is below the Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited from time to time. The loan is secured by the personal guarantees of each of the Company’s Director, Mr. Wong Chi Fung and shareholder, Mr. Kwan Ping Yuen and a guarantee from the HKMC Insurance Limited under the SME Financing Guarantee Scheme. The Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited as of December 31, 2023 was 6.125%. The outstanding principal and interest accrued is payable by 53 equal monthly instalments, commencing 13 months after the date of drawdown.

(b)	On October 10, 2020, the Company was granted a bank loan from The Bank of China (Hong Kong) Limited in the amount of HK$1,450,000. The loan has interest of 2.5% (per annum ) below the Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited from time to time and is secured by the personal guarantees of the each of the Company’s Director, Mr. Wong Chi Fung and shareholder, Mr. Kwan Ping Yuen and a guarantee from the HKMC Insurance Limited under the SME Financing Guarantee Scheme. The Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited as of December 31, 2023 was 6.125%. The outstanding principal and interest accrued is payable by 60 equal monthly instalments, commencing on 13 months after the date of drawdown.

(c)	On June 28, 2021, the Company was granted a bank loan from the Bank of China (Hong Kong) Limited in the amount of HK1,000,000. The loan has interest of 2.5% below the Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited from time to time and is secured by the personal guarantees of the each of the Company’s Director, Mr. Wong Chi Fung and shareholder, Mr. Kwan Ping Yuen and a guarantee from the HKMC Insurance Limited under the SME Financing Guarantee Scheme. The Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited as of December 31, 2023 was 6.125%. The outstanding principal and interest accrued is payable by 68 equal monthly instalments, commencing on 13 months after the date of drawdown.

Fund-based and non-fund-based credit facilities with banks are available for operational requirements in the form of short-term loans. As of December 31, 2023, the limits available were $766,602, of which $563,073 was utilized, constituting non-funded drawdown.

NOTE 11 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2023	September 30, 2023
Accrued expenses	$98,391	$78,050
Accrued employee cost	86,744	76,841
Sales tax payable	15,850	15,198
Other payable	19,043	-

	$220,028	$170,089

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2023 and 2022

(Unaudited)

NOTE 12 - INCOME TAX

The income tax benefit for the three months ended December 31, 2023 and 2022 is summarized as follows:

	For the three months December 31,
	2023	2022

Current tax expense:
Hong Kong profits tax

Provision for the period	$8,493	$-
One-off tax deduction	(768)	-

	7,725	-
Deferred tax benefit:
Hong Kong profits tax
Deferred tax benefit	879	-

Total income taxes	$8,604	$-

The Company is subject to a Federal Corporate tax rate of 21% for three months ended December 31, 2023. No income tax was provided in the unaudited condensed consolidated financial statements as the Company does not have assessable profit during the three months ended December 31, 2023 and 2022.

Our subsidiary in Hong Kong is subject to Hong Kong profit tax and profits tax was provided in the unaudited condensed consolidated financial statements on the estimated assessable profit for the first HK$2 million at 8.25% and on the estimated assessable profit above HK$2 million for the period at 16.5%. One-off tax reduction is tax concession on the final tax of the period assessment fiscal 2023 at 100% with a ceiling of $1,284. The Company did not make any provision for Hong Kong profits tax as the Company incurred a loss during the three months and there were no assessable profits for the three months ended December 31, 2022.

Our subsidiary in Australia is subject to a tax rate of 25% for three months ended December 31, 2023. The subsidiary is qualified for the reduced tax rate that fall below turnover threshold of AUD 50 million (USD 37 million). No Australian income tax was provided in the unaudited condensed consolidated financial statements as the subsidiary does not have assessable profit during the three months ended December 31, 2023 and 2022.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2023 and 2022

(Unaudited)

A reconciliation of the provision for income taxes compared with the amount at the tax rate for the three months ended December 31, 2023 and 2022 was as follows:

	For the three months December 31,
	2023	2022

Loss before income tax expense	$(79,706)	$(25,832)

Tax charge at the applicable tax rate	$(15,963)	$(5,425)
Tax effect on foreign tax rate differential	(4,894)	-
Tax effect of expenses not deductible	38,651	5,425
Tax effect of exempted bank interest income not taxable	(11)	-
Tax effect of tax benefits	(9,261)	-
Deferred tax expenses	879	-
Others	(797)	-

Total income taxes	$8,604	$-

The components and movements in deferred tax assets are as follows:

	Accelerated depreciation allowances	Allowance for expected credit losses	Total
At September 30, 2023	$(1,018)	$23,499	$22,481
Deferred taxation charged (credited) to statement of operations	591	(4,310)	(3,719)

Translation difference	(2)	58	56
At December 31, 2023	$(429)	$19,247	$18,818

The components and movements in deferred tax liabilities are as follows:

Fair value of net assets acquired

At September 30, 2023	$(26,315)
Deferred taxation credited to statement of operations	2,841
At December 31, 2023	$(23,474)

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2023 and 2022

(Unaudited)

NOTE 13 - NET REVENUE

Disaggregation of revenue:

	For the three months December 31,
	2023	2022

IoT projects and ventures BPO services	$417,135	$-
IoT software and hardware engineering services	140,722	-
IoT maintenance and support services	67,952	-

	$625,809	$-

NOTE 14 - EMPLOYEE BENEFITS

The Company contributes to a Mandatory Provident Fund plan which is available to all employees in Hong Kong. Mandatory contributions for the both employees and employers to the plan are payable at 5% of the employee’s relevant income, subject to the maximum monthly contribution of $192 (equivalent to HK$1,500). No contribution from the employee is required if his / her income is less than the minimum relevant income level of $909 (equivalent to HK$7,100). The Company’s contributions to this plan are expensed as they fall due. The total provision and contributions made for such employee benefits was $2,234 and $0 for the three months ended December 31, 2023 and 2022, respectively.

Employees of the Company’ s Australian subsidiary are entitled to receive retirement benefits from the Emergency Services Superannuation Scheme in Australia. The benefit amounts are calculated based on the member’s periods of service and final average salary. The total contributions made for such employee benefits was $0 and $0 for the three months ended December 31, 2023 and 2022, respectively.

FLYWHEEL ADVANCE D TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2023 and 2022

(Unaudited)

NOTE 15 - SEGMENTS

The Company has identified its operating segments based on the internal reports that are reviewed and used by the Chief Executive Officer in assessing performance and determining the allocation of resources. The Company operates in three reportable segments; provision of IoT maintenance and support services, IoT projects and ventures BPO services and IoT software and hardware engineering services in Hong Kong. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter- company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information as of and for the three months ended December 31, 2023:

	IoT BPO services	IoT development services	IoT maintenance and support services	Total Reportable segments
For the three months ended December 31, 2023
Revenues	$417,135	$140,722	$67,952	$625,809
Cost of revenue	(256,574)	(122,516)	(35,288)	(414,378)
Gross profit	160,561	18,206	32,664	211,431

Net loss from operations	(118,860)	(40,098)	(19,363)	(178,321)
Depreciation and amortization	20,921	7,058	3,408	31,387

	December 31,	September 30,
	2023	2023
Segment of assets
IoT BPO services	$3,060,512	$2,281,040
IoT development services	1,032,475	1,362,397
IT maintenance and support services	498,563	980,354
	$4,591,550	$4,623,791

NOTE 16 - RELATED PARTY TRANSACTIONS

The Company advanced to a related company, Wolf Asia Pty Limited, the amount of $87,124 and $83,539 as of December 31, 2023 and September 30, 2023. These advances are repayable on demand and are interest free.

The Company advanced to a related company, QBS Flywheel Limited, the amount of $34,291 and $32,880 as of December 31, 2023 and September 30, 2023, respectively. These advances are repayable on demand and interest free.

The Company owed a related party $7,528 and $71,365, respectively as of December 31, 2023 and September 30, 2023 for advances from a director, Mr. Wong Chi Fung. These advances are repayable on demand and interest free.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2023 and 2022

(Unaudited)

The Company owed a related company, QBS Group Limited, an amount of $166,409 and $293,696 as of December 31, 2023 and September 30, 2023, respectively for advances from the related company. These advances are repayable on demand and interest free.

The Company owed a related company, Flywheel Financial Strategy (Hong Kong) Company Limited an amount of $602,067 and $456,966 as of December 31, 2023 and September 30, 2023, respectively for advances from the related company. These advances are repayable on demand and interest free.

Due from related parties consisted of the following:

	December 31,	September 30,
	2023	2023

Amount due from Wolf Asia Pty Limited	$87,124	$83,539
Amount due from QBS Flywheel Limited	34,291	32,880
	$121,415	$116,419

Due to related parties consisted of the following:

	December 31,	September 30,
	2023	2023

Amount due to a director	$7,528	$71,365
Amount due to QBS Group Limited	166,409	293,696
Amount due to Flywheel Financial Strategy (Hong Kong) Company Limited	602,067	456,966
	$776,004	$822,027

NOTE 17 - CONCENTRATIONS AND RISKS

During the three months ended December 31, 2023 and 2022, 100% of the Company’s assets were located in Pacific Asia.

Net revenue from geographic areas based on the location of the Company’ s service delivery centres for the three months ended December 31, 2023 and 2022 is as follows.

	For the three months December 31,
	2023	2022
Hong Kong	$625,809	$-
Australia	-	-
Total	$625,809	$-

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2023 and 2022

(Unaudited)

Details of the customers accounting for 10% or more of the Company’s total revenue and account receivables are as

	Customer A	Customer B	Customer C
For the three months ended December 31, 2023	$191,963	$127,975	$76,875

Accounts receivable
As of December 31, 2023	$346,742	$608,206	$76,826
As of September 30, 2023	$192,593	$478,929	$38,314

Details of the suppliers accounting for 10% or more of the Company’s total cost of revenue and account payables are

	Supplier A	Supplier B	Supplier C	Supplier D

For the three months ended December 31, 2023	$39,416	$38,393	$38,393	$36,857

Accounts payable
As of December 31, 2023	$-	$-	$-	$-
As of September 30, 2023	$39,336	$-	$-	$-

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

Results of Operations:

Comparison of the Three Months Ended December 31, 2023 and 2022

	For the Three Months Ended December 31,
	2023	2022

Revenue, net	$625,809	$-
Cost of revenue	(414,378)	-
GROSS PROFIT	211,431	-
Operating expenses	(389,752)	(25,832)
LOSS FROM OPERATIONS	(178,321)	(25,832)
Other income	103,801	-
Interest expenses, net	(5,186)	-
LOSS BEFORE INCOME TAXES	(79,706)	(25,832)
Income taxes	(8,604)	-
NET LOSS	(88,310)	(25,832)
Foreign currency translation gain	8,543	-
COMPREHENSIVE LOSS	$(79,767)	$(25,832)

Revenue

Revenue from services

Revenue from services increased from $0 to $625,809 for the three months ended December 31, 2023, compared to same period in 2022. This is due to the acquisition of QBS System.

Revenue from the QBS System segment relates to the provision of IT maintenance and support services, IoT projects and ventures BPO services and IoT software and hardware engineering services and is summarized as follows:

	For the Three Months Ended December 31,
		% of Net		% of Net
	2023	Revenue	2022	Revenue

IoT BPO services	$417,135	67%	$-	-
IoT development services	140,722	22%	-	-
IoT maintenance and support services	67,952	11%	-	-
	$625,809	100%	$-	-

Gross Profit

Gross profit increased from $0 to $211,431 for the three months ended December 31, 2023, compared to same period in 2022. This is due to the acquisition of QBS System.

Operating expenses

General and administrative expenses

General and administrative expenses increased by $363,920 to $389,752 from $25,832 for the three months ended December 31, 2023, compared to the same period in 2022. This is largely due to the consolidation of operations of QBS System in the current period.

As the Company’s operating activities increase, we expect its general and administrative costs will include additional costs in overhead contribution, consultancy, as well as an increase in employee related costs associated with a higher headcount.

Depreciation and amortization

Depreciation and amortization increased from $0 to $$31,387 for the three months ended December 31, 2023, compared to same period in 2022. This is due to the acquisition of QBS System.

Other income

Other income increased from $0 to $103,801 for the three months ended December 31, 2023, compared to same period in 2022. This is due to the acquisition of QBS System and reversal of allowance for credit loss on trade receivable of $85,373 was provided during the current quarter.

Interest Expense

Interest expense, net increased by $5,186 from $0 for the three months ended December 31, 2023 compared to the same period in 2022. This is also due to the acquisition of QBS System.

Income tax expenses

Income tax expenses increased from $0 to $8,604 for the three months ended December 31, 2023, compared to same period in 2022. This is due to the acquisition of QBS System and deferred tax expenses on allowance for expected credit losses was recorded during the current quarter.

Other comprehensive income

Foreign currency translation gain

Foreign currency translation gain increased from $0 to $8,543 for the three months ended December 31, 2023, compared to the same period in 2022. It is incurred on translation of assets and liabilities of foreign subsidiaries in reporting currency adopted by the subsidiaries to the reporting currency of the Company.

Net loss

Net loss increased by $53,935 to $79,767 from $25,832 for the three months ended December 31, 2023, compared to the same period in 2022. This increase is primarily driven by allowance for expected credit losses and operating expenses incurred after the acquisition of QBS System.

Liquidity and Capital Resources

Comparison of the Three Months Ended December 31, 2023 and 2022

Our use of cash was primarily related to operating activities. We have historically financed our operations primarily through our cash flow generated from our operations and bank borrowings. As of December 31, 2023, we had $316,367 in cash and cash equivalents.

Cash flows from operating activities generally reflect net loss adjusted for certain non-cash items including depreciation and amortization, changes in deferred taxes, and changes in allowance of expected credit losses. Cash used in operating activities was $355,940 for the three months ended December 31, 2023 compared to cash used in operating activities of $32,552 for the three month ended December 31, 2022. The primary driver of decreased operating cash flow during the three months ended December 31, 2023 was increased in cash used in business operating after the acquisition of QBS system.

Cash flows from investing activities reflect capital expenditure for the purchase of Company’s assets. Cash used in investing activities during the three month ended December 31, 2023 was $5,176 compared to cash used in investing activities of $0 for the three months ended December 31, 2022.

Cash flows used in financing activities generally reflect changes in the Company’s stock and debt activity during the period. Net cash provided by financing activities was $54,066 for the three months ended December 31, 2023 compared to net cash provided by financing activities of $32,552 for the three month ended December 31, 2022. Net cash provided by financing activities for the three months ended December 31, 2023 was primarily attributable to proceeds from bank overdraft. Net cash provided by financing activities for the three months ended December 31, 2022 was primarily attributable to advance from related party.

Management believes the cash on hand combined with net cash provided by operations will be sufficient to fund operations for the next 12 months and beyond.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended December 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: February 14, 2024

FLYWHEEL ADVANCED TECHNOLOGY, INC.

By:	/s/ Tang Siu Fung
Name:	Tang Siu Fung
Title:	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

