Form 10-Q
period 2024-03-31
FLYWHEEL ADVANCED TECHNOLOGY, INC.
filed 2024-07-16
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares outstanding of the registrant’s common stock as of July 15, 2024, was 29,591,164 shares.

2

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024 AND 2023

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONTENTS

Pages
Unaudited Consolidated Balance Sheets as of March 31, 2024 and September 30, 2023	5

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income/(loss) for the Three and Six Months Ended March 31, 2024 and March 31, 2023	6

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended March 31, 2024 and March 31, 2023	7

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2024 and March 31, 2023	8

Notes to Unaudited Condensed Consolidated Financial Statements	9 - 28

FLYWHEEL ADVANCED TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2024	2023
ASSETS
CURRENT ASSETS
Cash	$439,518	$621,001
Accounts receivable, net of allowances	1,608,622	1,431,201
Due from related parties	118,783	116,419
Prepaid expenses and other current assets	390,763	392,742
Deferred tax assets	77,363	22,481
Total Current Assets	2,635,049	2,583,844

PROPERTY AND EQUIPMENT, NET	11,324	6,783
GOODWILL	1,840,202	1,840,202
ACQUISITION-RELATED INTANGIBLES	125,045	159,481
RIGHT-OF-USE ASSETS	6,768	33,481

TOTAL ASSETS	$4,618,388	$4,623,791

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loans - current portion	$111,216	$104,608
Accounts payable	128,245	78,064
Accrued expenses and other current liabilities	377,987	170,089
Due to related parties	800,830	822,027
Operating lease liabilities	9,067	37,789
Income tax payable	46,126	46,699
Total current liabilities	1,473,471	1,259,276

LONG-TERM LIABILITIES
Bank loans	423,678	483,950
Deferred tax liabilities – arise from fair value gain	20,633	26,315
Total long-term liabilities	444,311	510,265
Total Liabilities	1,917,782	1,769,541

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value 550,000,000, shares authorized, 29,662,164 shares issued and outstanding	2,966	2,966
Paid in Capital	6,677,222	6,677,222
Accumulated other comprehensive income/(loss)	308	(2,691)
Accumulated deficit	(3,979,890)	(3,823,247)
Total Stockholders’ Equity	2,700,606	2,854,250

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,618,388	$4,623,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

REVENUE, NET	$1,344,142	$36,410	$1,970,257	$36,410
COST OF REVENUE	(657,732)	(88,834)	(1,072,212)	(88,834)

GROSS PROFIT	686,410	(52,424)	898,045	(52,424)

OPERATING EXPENSES
Sales and marketing	15,767	8,760	38,043	8,760
General and administrative	826,282	1,274,500	1,162,519	1,300,332
Depreciation and amortization	30,422	8,123	61,809	8,123

Total Operating Expenses	872,471	1,291,383	1,262,371	1,317,215

OPERATING LOSS	(186,061)	(1,343,807)	(364,326)	(1,369,639)

OTHER INCOME (EXPENSES)
Other income	55,741	-	159,454	-
Interest (expenses) income, net	(4,945)	14	(10,131)	14

Total Other Income	50,796	14	149,323	14

LOSS BEFORE INCOME TAXES	(135,265)	(1,343,793)	(215,003)	(1,369,625)
Income taxes	66,932	24,492	58,360	24,492

NET LOSS	(68,333)	(1,319,301)	(156,643)	(1,345,133)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	(5,544)	(322)	2,999	(322)

COMPREHENSIVE LOSS	$(73,877)	$(1,319,623)	$(153,644)	$(1,345,455)

Net loss per share - basic and diluted:	$(0.00)	$(0.07)	$(0.01)	$(0.08)

Weighted average number of shares outstanding	29,662,164	18,316,465	29,662,164	16,837,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

	Common Stock		Paid in	Accumulated other comprehensive	Accumulated
	Shares	Value	Capital	(loss)/income	Deficit	Total
Balance at September 30, 2023	29,662,164	$2,966	$6,677,222	$(2,691)	$(3,823,247)	$2,854,250

Exchange difference on translation	-	-	-	8,543	-	8,543

Net loss	-	-	-	-	(88,310)	(88,310)

Balance at December 31, 2023	29,662,164	$2,966	$6,677,222	$5,852	$(3,911,557)	$2,774,483

Exchange difference on translation	-	-	-	(5,544)	-	(5,544)

Net loss	-	-	-	-	(68,333)	(68,333)

Balance at March 31, 2024	29,662,164	$2,966	$6,677,222	$308	$(3,979,890)	$2,700,606

	Common Stock		Paid in	Accumulated other comprehensive	Accumulated
	Shares	Value	Capital	(loss)/income	Deficit	Total
Balance at September 30, 2022	17,822,564	$1,782	$2,534,546	$-	$(2,740,458)	$(204,130)

Net loss	-	-	-	-	(25,832)	(25,832)

Balance at December 31, 2022	17,822,564	$1,782	$2,534,546	$-	$(2,766,290)	$(229,962)

Issuance of common stock for acquisition	8,939,600	894	3,127,966	-	-	3,128,860

Exchange difference on translation	-	-	-	(322)	-	(322)

Net loss	-	-	-	-	(1,319,301)	(1,319,301)

Balance at March 31, 2023	26,762,164	$2,676	$5,662,512	$(322)	$(4,085,591)	$1,579,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(156,643)	$(1,345,133)
Adjusted to reconcile net loss to cash provided (used) by operating activities:
Amortization	34,435	-
Depreciation	2,818	8,123
Lease amortization	24,556	-
Allowance of expected credit losses	463,002	112,675
Reversal of allowance of expected credit losses	(125,568)	-
Deferred income taxes	(60,589)	(24,492)
Changes in operating assets and liabilities
(Increase)/decrease in:
Accounts receivable	(513,813)	64,469
Prepaid expenses and other current assets	2,303	(510)
Increase/(decrease) in:
Accounts payable	50,156	(86,294)
Operating lease liabilities	(26,811)	-
Accrued expenses and other current liabilities	207,377	1,129,517
Income tax payable	(135)	-
Net cash used in operating activities	(98,912)	(141,645)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from purchase of a subsidiary	-	565,211
Advance to related parties	130	-
Purchase of property, plant and equipment	(7,429)	-
Net cash (used in)/provided by investing activities	(7,299)	565,211

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings	(54,192)	-
(Repayment to)/ Advances from related party	(21,701)	80,703
Net cash (used in)/provided by financing activities	(75,893)	80,703

NET (DECREASE)/INCREASE IN CASH AND EQUIVALENTS	(182,104)	504,269
EFFECT OF EXCHANGE RATES ON CASH	621	(151)
AT BEGINNING OF PERIOD	621,001	-

CASH AND EQUIVALENTS AT END OF PERIOD	$439,518	$504,118

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$3,374	$-
Cash paid for interest	$10,253	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE- 1 ORGANIZATION AND BUSINESS

Flywheel Advanced Technology, Inc. (formerly known as Pan Global Corp.) (“the Company”) was incorporated in the state of Nevada on April 30, 2010.

The Company had the following significant events:

●	Stock Purchase Agreement (July 13, 2021) – In July 2021, the Company entered into a Stock Purchase Agreement between NYJJ Hong Kong Limited (Seller) and Sparta Universal Industrial Ltd. (Purchaser), wherein the Purchaser purchased 10,000,000 shares of Series A-1 Preferred Stock, par value $0.0001 per share (the “Shares”) of the Company. As a result, the Purchaser became approximately 90% holder of the voting rights of the issued and outstanding shares of the Company, on a fully diluted basis and became the controlling shareholder. At the effective date of transfer, David Lazar ceased to be the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer and Chairman of the Board of as Directors, and the Company appointed Tang Siu Fung as President, Chief Executive Officer, and Chairman of the Board of Directors; Cheng Sin Yi as Secretary, and Treasurer; Tin Sze Wai as Director; Ip Tsz Ying as Director; Ho Yiu Chung as Director; and Lai Chi Chuen as Director.

●	Name Change (November 21, 2021) – On November 21, 2021, Board of directors and majority shareholder approved the change of the Company’s name to “Flywheel Advanced Technology, Inc.”.

●	Reverse Stock Split (July 13, 2022) – On July 13, 2022, the Company completed a 1:100 reverse stock split of the Company’s common stock which became effective on July 14, 2022. As of July 14, 2022, the 1:100 reverse stock split of the Company’s common stock became effective. Following the effectiveness of the reverse stock split, there are currently 1,551,550 shares of common stock issued and outstanding as compared to 155,155,000 shares of the Company’s common stock issued and outstanding prior to the reverse stock split.

●	Ticker Symbol Change (August 5, 2022) – On August 5, 2022, the Company was informed by the FINRA that the new ticker symbol of the Company is “FWFW”.

Issuance of Preferred Stock A-1 (September 15, 2022) – On September 15, 2022, the Company filed with the Secretary of State of the State of Nevada an Amendment (the “Amendment”) to the Certificate of Designation for the Series A-1 Preferred Stock (the “Preferred Stock”). The Amendment was approved by the Board of Directors of the Company and Sparta Universal Industrial Ltd. (“Sparta”), the sole holder of all the 10,000,000 issued and outstanding shares of Preferred Stock. Pursuant to the Amendment, the conversion rate of the Preferred Stock was changed to provide that each share of Preferred Stock shall be convertible, at the option of the holder, into 1.62 fully paid and nonassessable shares of the Company’s common stock. The Amendment was necessary as the terms of the Certificate of Designation for the Preferred Stock expressly provided that the conversion ratio of 162 shares of common stock for each share of Preferred Stock would not be reduced in the event of a stock split or other capitalization of the Company.

●	The Company’s outstanding 10,000,000 shares of Preferred Stock were converted on a one for 1.62 basis into 16,200,000 common shares. Concurrently these Preferred Stock were cancelled.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Formation of Blue Print Global, Inc. (November 30, 2022) – On November 30, 2022, the Company incorporated Blue Print Global, Inc. (“Blue Print”) in the British Virgin Islands to establish an operation to source the supply and sale of warehouse patrol robots. The Company holds 70% of Blue Print, and the balance is held by two individuals unrelated to the Company, with each party holding 15%.

●	Blue Print Agency Agreement (December 7, 2022) – On December 7, 2022, Blue Print entered into an Agency Agreement (the “Agency Agreement”) with International Supply Chain Alliance Co., Ltd. of Hong Kong (“ISCA”). Pursuant to the Agency Agreement, Blue Print appointed ISCA as its authorized agent to distribute warehouse patrol robots in the People’s Republic of China (“China”). The Agency Agreement is valid for five years and will be automatically renewed for another five years unless a written non-renewal notice is provided by either party at least 30 days before the expiration date. However, there is no early termination option in the Agency Agreement.

●	Share Exchange with QBS System Limited (December 15, 2022) – On December 15, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with QBS System Limited, a limited company incorporated under the laws of Hong Kong (“QBS System”), and its shareholder, QBS Flywheel Limited, a company incorporated under the laws of Australia (the “Seller”). On March 22, 2023, the Seller transferred and assigned to the Company all of the issued and outstanding shares of QBS System in exchange for 8,939,600 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). Following the closing of the share exchange, there will be no change in the officers and directors of the Company, and QBS System will continue its business as a wholly owned subsidiary of the Company.

●	Common Stock Issuances (May 24, 2023) – On May 24, 2023, the Company issued 1,450,000 shares of common stock to each of Sau Ping Leung and So Ha Tsang. Such shares were issued on May 24, 2023. These two individuals collectively hold 30% of Blue Print.

●	Formation of Mega Fortune Company Limited and Ponte Fides Company Limited (January 30, 2024 and February 13, 2024) – On January 30, 2024 and February 13, 2024, the Company incorporated Mega Fortune Company Limited (“Mega Fortune”) in the Cayman Islands and Ponte Fides Company Limited (“Ponte Fides”) in the British Virgin Islands, respectively.

○	Transfer of QBS System Shares to Ponte Fides Company Limited (April 29, 2024) – On April 29, 2024, the Company transferred all of the issued and outstanding shares of QBS System at HK$100 under restructure. Following the closing of the share transfer, there will be no change in the officers and directors of the Company, and QBS System will continue its business as a wholly owned subsidiary of the Company.

○	QBS System was incorporated in Hong Kong on April 14, 2011 with limited liability and its principal activities are providing Internet of Things (“IoT”) solutions and services across industries. Its IoT solutions help clients to build applications using available IoT device, sensors, framework and platform, to integrate the available hardware and software solution with clients’ existing landscape or implement a new IoT solution for enterprises.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

○	QBS System formed a wholly owned subsidiary, QBS System Pty Ltd (“QBS System Pty”) in Australia on May 8, 2020 and its principal activities are providing computer network systems design and integration services.

The Company’s subsidiaries are as follows as of March 31, 2024:

Name of Corporation	Date of Formation	Ownership	Description of Business
Flywheel Advanced Technology, Inc. (Nevada Corporation)	April 30, 2010	100%	Parent Company
Blue Print Global, Inc. (British Virgin Islands Corporation)	November 30, 2022	70%	Establish an operation to source the supply and sale of warehouse patrol robots.
QBS System Limited (Hong Kong Corporation)	March 22, 2023 (date of acquisition)	100%	Provision of IoT products and services
Mega Fortune Company Limited (Cayman Islands Corporation)	January 30, 2024	100%	Holding Company
Ponte Fides Company Limited (British Virgin Islands Corporation)	February 13, 2024	100%	Holding Company

We use the terms “Company”, “we” and “us” to refer to both Flywheel Advanced Technology, Inc. and its subsidiaries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Unaudited Interim Consolidated financial statements

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its wholly owned and majority owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2023 included in the Company’s Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Principles of Consolidation

The accompanying Unaudited Condensed consolidated financial statements are presented using the accrual basis of accounting and include the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of estimates

The preparation of Unaudited Condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, revenue recognition, allowance for credit losses, the measurement of lease liabilities and right-of-use (“ROU”) assets, measurements of assets and obligations related to employee benefits, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, variable consideration, other obligations for revenue recognition, and other contingencies. Management believes the estimates used in the preparation of the Unaudited Condensed consolidated financial statements are reasonable, and management has made assumptions about the possible effects of the ongoing COVID-19 pandemic on critical and significant accounting estimates. Although these estimates and assumptions are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s unaudited condensed consolidated financial statements.

Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and equivalents and accounts receivable.

●	Cash

The Company places its cash with banks, limits the amount of credit exposure with any one bank and conducts ongoing evaluations of the creditworthiness of the banks with which it does business.

●	Revenue and Accounts Receivables

The Company extends credit to our customers and performs ongoing credit evaluations of such customers. The Company evaluates our accounts receivable on a regular basis for collectability and provides an allowance for potential credit losses as deemed necessary. The Company recorded allowance for bad debt of $558,379 and $219,528 as of March 31, 2024 and September 30, 2023, respectively.

Substantially all of the Company’s revenues are derived from sales of IoT products and services. Any significant decline in market acceptance of our products or in the financial condition of our existing customers could impair our ability to operate effectively.

A significant portion of our revenue is derived from a small number of customers. For the three and six months ended March 31, 2024, sales to our two largest customers accounted for 62% and 28% of our consolidated net sales, and 45% and 54% of our accounts receivable balance as of March 31, 2024. In the same period of 2023, sales to our two largest customers accounted for 64% and 27% of our consolidated net sales, and 0% and 85% of our accounts receivable balance as of March 31, 2023. For details of customer sales more than 10% of total revenue, refer to Note 17.

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization and accumulated impairment loss. Expenditures for replacements and improvements are capitalized, whereas the costs of maintenance and repairs are expensed.

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenues from IoT maintenance and support services are measured based on the skills, hardware/material required and estimate time required for the project. Revenue are recognized over time as services are provided and extended service plans are recognized over the performance period of the service contract or quotation as the obligation represents a stand-ready obligation to the customer.

The Company follows ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from services by: (1) identifying the contract (if any) with a customer; (2) identifying the performance obligations in the contract (if any); (3) determining the transaction price; (4) allocating the transaction price to each performance obligation in the contract (if any); and (5) recognizing revenue when each performance obligation is satisfied. The Company has no outstanding contracts with any of its customers as of March 31, 2024 and September 30, 2023. The Company recognizes revenue when it satisfies a performance obligation by providing services to a customer.

The Company generally invoices a client after performance of services. Payments are due as per contract terms.

Cost of revenue

Cost of revenue primarily consists of sub-contracting fee, engineers’ salary and purchases of equipment used or installed as part of the project. It also includes operational expenses, which consist of facilities maintenance expenses, travel and living expenses, IT expenses, and consulting and certain other expenses. Consulting charges represent the cost of consultants and contract resources with specialized skills who are directly responsible for the performance of services for clients and travel and other billable costs related to the Company’ s clients. Recurring direct costs for services are recognized as incurred.

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The exchange rates used to translate amounts in HK$ and AU$ into US$ for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2024	September 30, 2023

Balance sheet items, except for common stock, additional paid-in capital and retained earnings, as of period end	US$1=HK$7.823506	US$1=HK$7.82996
	US$1=AUD1.525192	US$1=AUD1.55615

Amounts included in the statements of operations and cash flows for the period	For the Three Months Ended March 31,
	2024	2023
	US$1=HK$7.8206553	US$1=HK$7.84901
	US$1=AUD1.5210352	US$1=AUD1.49816

Amounts included in the statements of operations and cash flows for the period	For the Six Months Ended March 31,
	2024	2023
	US$1=HK$7.8173342	US$1=HK$7.84901
	US$1=AUD1.5279243	US$1=AUD1.49816

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Earning per share

Basic earnings(loss) per share are computed by dividing income available to stockholders by the weighted average number of shares outstanding during the period. Diluted income per share is computed like basic income per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. There were no potentially dilutive securities for the three and six months ended March 31, 2024 and 2023.

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

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 – CASH

Cash is composited of the following

	March 31, 2024	September 30, 2023
Cash at bank	$437,839	$619,323
Cash on hand	1,679	1,678

Total	$439,518	$621,001

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

Accounts receivable consisted of the following:

	March 31, 2024	September 30, 2023
Accounts receivable	$2,167,001	$1,650,729
Less: allowance for expected credit losses	558,379	219,528

Accounts receivable, net	$1,608,622	$1,431,201

The movement in “Allowance for expected credit losses” for three and six months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended		Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Balance at beginning of period	$197,067	$-	$219,528	$-
Provision from acquistion		172,036		172,036
Reversal of allowance of expected credit losses	(40,214)	-	(125,568)	-
Provision during the period	403,606	112,675	463,002	112,675
Translation adjustment	(2,080)	(12)	1,417	(12)

Balance at end of period	$558,379	$284,699	$558,379	$284,699

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2024	September 30, 2023
Advisory fees prepaid for business development	$325,013	$323,921
Deposits	13,949	13,938
Advance to suppliers	51,128	51,086
Others	673	3,797

	$390,763	$392,742

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment:

	March 31, 2024	September 30, 2023

Furniture and Fixtures	$23,785	$23,765
Computer Equipment	78,699	71,290

	102,484	95,055
Less: accumulated depreciation	91,160	88,272

Property and equipment, net	$11,324	$6,783

Depreciation expense was $850 and $8,123 for the three months ended March 31, 2024 and 2023, respectively, and depreciation expense was $2,818 and $8,123 for the six months ended March 31, 2024 and 2023, respectively.

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

Intangible assets consist of the following:

	Weighted- estimated useful	March 31, 2024	September 30, 2023
Customer relationships	2.9 years
Gross carrying amount		$199,725	$199,725
Less: accumulated amortization		74,680	40,244

Net		$125,045	$159,481

Amortization expense was $17,218 and $0 for the three months ended March 31, 2024 and 2023, respectively, and amortization expense was $34,435 and $0 for the six months ended March 31, 2024 and 2023, respectively.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LEASES

The Company leases offices. Rental contract is for periods of 36 months. The lease agreement has no covenants.

Accumulated ROU assets and amortization are as follows:

	March 31, 2024	September 30, 2023
Operating lease cost - office	$137,572	$139,419
Less: accumulated amortization	130,804	105,938

ROU assets, net	$6,768	$33,481

The following is leases liabilities:

	March 31, 2024	September 30, 2023
Current portion	$9,067	$37,789
Non-current portion	-	-

	$9,067	$37,789

The following is a summary of the weighted remaining leases term and the weighted average discount rate for the Company’s leases at March 31, 2024 and September 30, 2023:

	March 31, 2024	September 30, 2023
Weighted average remaining lease term
Operating leases	0.17	0.67
Weighted average discount rate
Operating leases	5%	5%

During the three months ended March 31, 2024 and 2023, cash paid for operating leases liabilities was $13,639 and $0, respectively and during six months ended March 31, 2024 and 2023, cash paid for operating leases liabilities was $27,073 and $0, respectively.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s leases have remaining lease terms inclusive of renewal or termination options that the Company is reasonably certain to exercise. The following table summarizes the maturity of the Company’s operating lease liabilities as of March 31, 2024 and September 30, 2023:

Period Ending March 31 2024	$9,086
Total operating lease payments	9,086
Less: Imputed interest	19
Total operating lease liabilities	$9,067

Year Ending September 30 2023	$38,341
Total operating lease payments	38,341
Less: Imputed interest	552
Total operating lease liabilities	$37,789

There were no corresponding impairment charges during the three and six months ended March 31, 2024 and 2023.

NOTE 9 - BANK LOANS

A summary of the Company’s loans payable is as follows

	March 31,	September 30,
	2024	2023
Bank loans
HK$3,550,000 8 years loan (note a)	$294,058	$326,202
HK$1,450,000 8 years loan (note b)	139,325	152,526
HK$1,000,000 8 years loan (note c)	101,511	109,830

Total	$534,894	$588,558

Current portion	$111,216	$104,608
Non-current portion	423,678	483,950

Total	$534,894	$588,558

(a)	On April 27, 2020, the Company was granted a bank loan from Bank of China (Hong Kong) Limited of HK$3,550,000. The loan has interest of 2.5% below the Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited from time to time and is secured by the personal guarantees of the Company’s Director, Mr. Wong Chi Fung and shareholder, Mr. Kwan Ping Yuen and guarantee from the HKMC Insurance Limited under the SME Financing Guarantee Scheme. The Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited as of March 31, 2024 was 6.125%. The outstanding principal and interest accrued is payable by 50 equal monthly instalments.

(b)	On October 10, 2020, the Company was granted a bank loan from Bank of China (Hong Kong) Limited of HK$1,450,000. The loan has interest of 2.5% below the Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited from time to time and is secured by the personal guarantees of the Company’s Director, Mr. Wong Chi Fung and shareholder, Mr. Kwan Ping Yuen and guarantee from the HKMC Insurance Limited under the SME Financing Guarantee Scheme. The Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited as of March 31, 2024 was 6.125%. The outstanding principal and interest accrued is payable by 57 equal monthly instalments.

(c)	On June 28, 2021, the Company was granted a bank loan from Bank of China (Hong Kong) Limited of HK1,000,000. The loan has interest of 2.5% below the Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited from time to time and is secured by the personal guarantees of the Company’s Director, Mr. Wong Chi Fung and shareholder, Mr. Kwan Ping Yuen and guarantee from the HKMC Insurance Limited under the SME Financing Guarantee Scheme. The Hong Kong Dollars Prime Rate quoted by The Hong Kong Mortgage Corporation Limited as of March 31, 2024 was 6.125%. The outstanding principal and interest accrued is payable by 65 equal monthly instalments.

Fund-based and non-fund-based credit facilities with banks are available for operational requirements in the form of short-term loans. As of March 31, 2024, the limits available were $766,602, of which $534,894 was utilized, constituting non-funded drawdown.

Total interest expense was $ 5,004 and $0 for the three months ended March 31, 2024 and 2023, respectively.

Total interest expense was $ 10,253 and $ 0 for the six months ended March 31, 2024 and 2023, respectively.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	September 30, 2023
Accrued expenses	$268,631	$78,050
Accrued employee cost	75,577	76,841
Sales tax payable	14,769	15,198
Other payable	19,010	-

Total	$377,987	$170,089

NOTE 12 - INCOME TAX

The income tax benefit is summarized as follows:

	For the six months March 31,
	2024	2023

Current tax expense:
Hong Kong profits tax
Provision for the period	$2,612	$-
One-off tax deduction	(384)	-
Total	2,228	-

Deferred tax benefit:
Hong Kong profits tax
Deferred tax benefit	(60,588)	(24,492)

Total income taxes	$(58,360)	$(24,492)

The Company is subject to a Federal Corporate tax rate of 21% for six months ended March 31, 2024. No income tax was provided in the unaudited condensed consolidated financial statements as the Company does not have assessable profit during the six months ended March 31, 2024 and 2023.

Subsidiary in Hong Kong is subject to Hong Kong profit tax and profits tax was provided in the unaudited condensed consolidated financial statements on the estimated assessable profit for the first HK$2 million at 8.25% and on the estimated assessable profit above HK$2 million for the period at 16.5%. One-off tax reduction is tax concession on the final tax of the period assessment fiscal 2024 at 100% with a ceiling of $1,284. The Company did not make any provision for Hong Kong profits tax as the Company incurred a loss during the six months and there were no assessable profits for the six months ended March 31, 2024 and 2023.

Subsidiary in Australia is subject to a tax rate of 25% for six months ended March 31, 2024. The subsidiary is qualified for the reduced tax rate that fall below turnover threshold of AUD 50 million (USD 37 million). No Australian income tax was provided in the unaudited condensed consolidated financial statements as the subsidiary does not have assessable profit during the six months ended March 31, 2024 and 2023.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes compared with the amount at the tax rate for the six months ended March 31, 2024 and 2023 was as follows:

	For the six months March 31,
	2024	2023
Loss before income tax expense	$(215,003)	$(1,369,625)

Tax charge at the applicable tax rate (21%)	$(43,601)	$(287,621)
Tax effect on foreign tax rate differential	15,018	251,710
Tax effect of expenses not deductible	51,361	388
Tax effect of exempted bank interest income not taxable	(25)	(2)
Tax effect of tax losses carried forward	-	34,217
Others	(81,113)	(23,184)

Total income taxes	$(58,360)	$(24,492)

The components and movements in deferred tax assets are as follows:

	Accelerated depreciation allowances	allowance for expected credit losses	Total

At September 30, 2023	$(1,018)	$23,499	$22,481
Deferred taxation charged (credited) to statement of operations	(770)	55,676	54,906
Translation difference	-	(24)	(24)
At March 31, 2024	$(1,788)	$79,151	$77,363

The components and movements in deferred tax liabilities are as follows:

Fair value of net assets acquired

At September 30, 2023	$(26,315)
Deferred taxation credited to statement of operations	5,682
At March 31, 2024	$(20,633)

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - NET REVENUE

Disaggregation of revenue:

	For the three months March 31,		For the six months March 31,
	2024	2023	2024	2023

IoT projects and ventures BPO services	$506,288	$9,109	$693,203	$9,109
IoT software and hardware engineering services	631,338	26,819	1,002,527	26,819
IoT maintenance and support services	206,516	482	274,527	482

	$1,344,142	$36,410	$1,970,257	$36,410

NOTE 14 - EMPLOYEE BENEFITS

The Company contributes to a Mandatory Provident Fund plan which is available to all employees in Hong Kong. Mandatory contributions for both employees and employers to the plan are payable at 5% of the employee’s relevant income, subject to the maximum monthly contribution of $192 (equivalent to HK$1,500). No contribution from the employee is required if his / her income is less than the minimum relevant income level of $909 (equivalent to HK$7,100). The Company’s contributions to this plan are expensed as they fall due. The total provision and contributions made for such employee benefits was $2,041 and $1,110 for the three months ended March 31, 2024 and 2023, respectively, and the total provision and contributions made for such employee benefits was $4,275 and $1,110 for the six months ended March 31, 2024 and 2023, respectively.

Employees of the Company’ s Australian subsidiary are entitled to receive retirement benefits from the Emergency Services Superannuation Scheme in Australia. The benefit amounts are calculated based on the member’s periods of service and final average salary. The total contributions made for such employee benefits was $0 and $0 for the three and six months ended March 31, 2024 and 2023, respectively.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SEGMENTS

The Company has identified its operating segments based on the internal reports that are reviewed and used by the Chief Executive Officer (being the chief operating decision maker) in assessing performance and determining the allocation of resources. The Company operates in three reportable segments; provision of IoT maintenance and support services, IoT projects and ventures BPO services and IoT software and hardware engineering services in Hong Kong. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All inter- company transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information as of and for the three and six months ended March 31, 2024 and 2023:

	IoT BPO services	IoT development services	IoT maintenance and support services	Total Reportable segments

For the three months ended March 31, 2024
Revenues	$506,288	$631,338	$206,516	$1,344,142
Cost of revenue	(151,721)	(353,441)	(152,570)	(657,732)
Gross loss	354,567	277,897	53,946	686,410
Net loss from operations	(70,082)	(87,392)	(28,587)	(186,061)
Depreciation and amortization	11,459	14,289	4,674	30,422

For the three months ended March 31, 2023
Revenues	$9,109	$26,819	$482	$36,410
Cost of revenue	(10,957)	(71,585)	(6,292)	(88,834)
Gross loss	(1,848)	(44,766)	(5,810)	(52,424)
Net loss from operations	(336,192)	(989,826)	(17,789)	(1,343,807)
Depreciation and amortization	2,032	5,983	108	8,123

For the six months ended March 31, 2024
Revenues	$693,203	$1,002,527	$274,527	$1,970,257
Cost of revenue	(408,250)	(476,055)	(187,907)	(1,072,212)
Gross loss	284,953	526,472	86,620	898,045
Net loss from operations	(128,182)	(185,380)	(50,764)	(364,326)
Depreciation and amortization	21,747	31,450	8,612	61,809

For the six months ended March 31, 2023
Revenues	$9,109	$26,819	$482	$36,410
Cost of revenue	(10,957)	(71,585)	(6,292)	(88,834)
Gross loss	(1,848)	(44,766)	(5,810)	(52,424)
Net loss from operations	(342,654)	(1,008,853)	(18,132)	(1,369,639)
Depreciation and amortization	2,032	5,983	108	8,123

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	September 30,
	2024	2023

Segment of assets
IoT BPO services	$1,624,905	$2,281,040
IoT development services	2,349,977	1,362,397
IoT maintenance and support services	643,506	980,354
	$4,618,388	$4,623,791

NOTE 16 - RELATED PARTY TRANSACTIONS

The Company advanced to a related company, Wolf Asia Pty Limited, of $85,235 and $83,539 as of March 31, 2024 and September 30, 2023, respectively for advances to the related company, which was repayable on demand and interest free.

The Company advanced to a related company, QBS Flywheel Limited, of $33,548 and $32,880 as of March 31, 2024 and September 30, 2023, respectively for advances to the ultimate holding company, which was repayable on demand and interest free.

The Company owed a related party $7,514 and $71,365, respectively as of March 31, 2024 and September 30, 2023 for advances from a director, Mr. Wong Chi Fung, which was repayable on demand and interest free.

The Company owed a related company, QBS Group Limited, of $102,209 and $293,696 as of March 31, 2024 and September 30, 2023, respectively for advances from the related company, which was repayable on demand and interest free.

The Company owed a related company, Flywheel Financial Strategy (Hong Kong) Company Limited of $691,107 and $456,966 as of March 31, 2024 and September 30, 2023, respectively for advances from the related company, which was repayable on demand and interest free.

Due from related parties consisted of the following:

	March 31,	September 30,
	2024	2023
Amount due from Wolf Asia Pty Limited	$85,235	$83,539
Amount due from QBS Flywheel Limited	33,548	32,880
	$118,783	$116,419

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Due to related parties consisted of the following:

	March 31,	September 30,
	2024	2023
Amount due to a director	$7,514	$71,365
Amount due to QBS Group Limited	102,209	293,696
Amount due to Flywheel Financial Strategy (Hong Kong) Company Limited	691,107	456,966
	$800,830	$822,027

NOTE 17 - CONCENTRATIONS AND RISKS

During the three and six months ended March 31, 2024 and 2023, 100% of the Company’s assets were located in Pacific Asia.

Net revenue from geographic areas based on the location of the Company’s service delivery centres for the three and six months ended March 31, 2024 and 2023 is as follows.

	For the three months		For the six months
	March 31,		March 31,
	2024	2023	2024	2023
Hong Kong	$1,344,142	$36,410	$1,970,257	$36,410

Details of the customers accounting for 10% or more of the Company’s total revenue and account receivables are as

	Customer A	Customer B	Customer C	Customer D

For the three months ended
March 31, 2024	$223,766	$127,867	$157,787	$147,047
March 31, 2023	$-	$-	$-	$-

For the six months ended
March 31, 2024	$415,743	$255,842	$157,854	$147,109
March 31, 2023	$-	$-	$-	$-

Accounts receivable As of March 31, 2024	$569,821	$511,280	$-	$146,993
As of September 30, 2023	$192,593	$478,929	$-	$-

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 and 2023

(Unaudited)

Details of the suppliers accounting for 10% or more of the Company’s total cost of revenue and account payables are

	Supplier A	Supplier B	Supplier C	Supplier D	Supplier E

For the three months ended
March 31, 2024	$163,861	$61,376	$60,459	$57,540	$40,917
March 31, 2023	$39,240	$-	$-	$-	$-

For the six months ended
March 31, 2024	$203,330	$61,402	$60,484	$95,941	$79,311
March 31, 2023	$39,240	$-	$-	$-	$-

Accounts payable
As of March 31, 2024	$-	$-	$30,218	$57,519	$-
As of September 30, 2023	$39,336	$-	$-	$-	$-

NOTE 18 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring through the date these financial statements were issued, for their potential impact on the carve-out consolidated financial statements and disclosures and there were the following

Transfer and Sales of Subsidiaries

On January 30, 2024 and 13 February, 2024, the Company incorporated Mega Fortune Company Limited (“Mega Fortune”) in the Cayman Islands and Ponte Fides Company Limited (“Ponte Fides”) in the British Virgin Islands respectively. On April 29, 2024, the Company transferred all of the issued and outstanding shares of QBS System to Ponte Fides at HK$100 under restructure. Following the closing of the share transfer, there will be no change in the officers and directors of the Company, and QBS System will continue its business as a wholly owned subsidiary of the Company.

On July 5, 2024, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Mericorn Company Limited (“Buyer”), to sell all of the equity associated with the Company’s wholly owned subsidiary, Mega Fortune, which is comprised of the Company’s subsidiaries Ponte Fides Company Limited, QBS System Limited and QBS System Pty Ltd at consideration of HK$56,360,000 (or approximately $7,230,000) by the transfer of 938 shares of the Buyer’s wholly owned subsidiary, Elison Virtus Company Limited (“Elison”) from the Buyer to the Company which the Company holds approximately 10% of the equity of Elison.

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

QBS System’s IoT Integration Solution Service focuses on researching and developing technologies to improve and enhance the quality of life for clients and find a faster, more economical, and easier ways to solve problems. The list below shows certain of the technologies developed and utilized by QBS System’s IoT Integration Solution Services in the following industries:

●	Low Carbon Property Management – carbon management involves understanding the carbon footprint of an entity or an individual by collecting and analyzing a massive volume of data. Carbon footprint benchmarking assesses and manages carbon emissions. This technology saves operating costs, reduces carbon emissions, slows climate change, improves air quality, and benefits human health.

●	Energy Management - energy management is the key to conserving energy and saving money. It provides an opportunity to optimize energy costs by understanding energy flow, procurement, and economics of energy and reducing its harmful impact on our environment. This technology monitors energy consumption resulting in savings and reduction in carbon emissions for greater corporate social responsibility;

●	Stock Management – stock management enables real-time stock information and facilitates warehouse and retail operation activities, a critical supply chain element. Stock management aims to have the right product in the right place at the right time without creating excess inventory. This technology offers a timely, efficient, and cost savings solution, especially for retail businesses;

●	Greentech Management – Greentech management monitors, for example, planting requirements based on dynamic environmental data captured. This technology helps those growing houseplants or vegetation to reduce sound level and carbon footprint in the house, improve indoor air quality, and use resources more efficiently; and Enhanced Lifestyle Management – Enhanced Lifestyle Management facilitates the hospitality industry to be more efficient and reduce operating costs. This technology also improves the wellness, comfort, and safety of individuals.

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

Transfer and Sales of Subsidiaries

On January 30, 2024 and February 13, 2024, the Company incorporated Mega Fortune Company Limited (“Mega Fortune”) in the Cayman Islands and Ponte Fides Company Limited (“Ponte Fides”) in the British Virgin Islands respectively. On April 29, 2024, the Company transferred all of the issued and outstanding shares of QBS System to Ponte Fides at HK$100 under restructure. Following the closing of the share transfer, there will be no change in the officers and directors of the Company, and QBS System will continue its business as a wholly owned subsidiary of the Company.

On July 5, 2024, the Company entered into a share purchase agreement with Mericorn Company Limited (“Buyer”), to sell all of the equity associated with the Company’s wholly owned subsidiary, Mega Fortune, which is comprised of the Company’s subsidiaries Ponte Fides Company Limited, QBS System Limited and QBS System Pty Ltd at consideration of HK$56,360,000 (or approximately $7,230,000) by the transfer of 938 shares of the Buyer’s wholly owned subsidiary, Elison Virtus Company Limited (“Elison”) from the Buyer to the Company which the Company holds, approximately 10% of the equity of Elison.

Results of Operations:

Comparison of the Three Months Ended March 31, 2024 and 2023

	For the Three Months Ended March 31,
	2024	2023

Revenue, net	$1,344,142	$36,410
Cost of revenue	(657,732)	(88,834)
GROSS PROFIT (Loss)	686,410	(52,424)
Operating expenses	(872,471)	(1,291,383)
LOSS FROM OPERATIONS	(186,061)	(1,343,807)
Other income	55,741	-
Interest (expenses) income, net	(4,945)	14
LOSS BEFORE INCOME TAXES	(135,265)	(1,343,793)
Income taxes	66,931	24,492
NET LOSS	(68,334)	(1,319,301)
Foreign currency translation loss	(5,543)	(322)
COMPREHENSIVE LOSS	$(73,877)	$(1,319,623)

Revenue

Revenue from services

Revenue from services increased from $36,410 to $1,344,142 for the three months ended March 31, 2024, compared to same period in 2023. This is due to the acquisition of QBS System in late March 2023, while revenue for the current quarter represent revenue earned for the whole quarter.

Revenue from the QBS System segment relates to the provision of IoT maintenance and support services, IoT projects and ventures BPO services and IoT software and hardware engineering services and is summarized as follows:

	For the Three Months Ended March 31,
		% of Net		% of Net
	2024	Revenue	2023	Revenue

IoT projects and ventures BPO services	$506,288	38%	$9,109	25%
IoT software and hardware engineering services	631,338	47%	26,819	74%
IoT maintenance and support services	206,516	15%	482	1%
	$1,344,142	100%	$36,410	100%

Gross Profit (Loss)

Gross profit of $686,410 changed from gross loss of $52,424 for the three months ended March 31, 2024, compared to same period in 2023. This is due to increase in revenue from IoT projects and ventures BPO services from 25% to 38% and IoT maintenance and supporting service from 1% to 15% on Jan to March 2024, which higher gross profit was earned.

Operating expenses

General and administrative expenses

General and administrative expenses decreased by $448,218 to $826,282 from $1,274,500 for the three months ended March 31, 2024, compared to the same period in 2023. This is largely due to legal and professional fees for acquisition of QBS System were incurred during the three months ended March 31, 2023 and there were no such expenses in 2024.

As the Company’s operating activities increase, we expect its general and administrative costs will include additional costs in overhead contribution, consultancy, as well as employee related costs associated with a higher headcount.

Depreciation and amortization

Depreciation and amortization increased from $8,123 to $30,422 for the three months ended March 31, 2024, compared to same period in 2023. There was no amortization and lease amortization for the three months ended March 31, 2023 as the acquisition of QBS System took place in late March 2023.

Other income

Other income increased from $0 to $55,741 for the three months ended March 31, 2024, compared to same period in 2023. This is mainly due to reversal of allowance for credit loss on trade receivable of $40,214 recognized during the current quarter.

Interest Expense

Interest expense, net of $4,945 changed from interest income, net of $14 for the three months ended March 31, 2024 compared to the same period in 2023. This is also due to the acquisition of QBS System in late March 2023, while current quarter recorded interest expenses from bank loans for the whole quarter.

Income tax

Income tax expenses increased from $24,492 to $66,932 for the three months ended March 31, 2024, compared to same period in 2023. This is due to the acquisition of QBS System and deferred tax expenses on allowance for expected credit losses was recorded during the current quarter.

Other comprehensive loss

Foreign currency translation loss

Foreign currency translation loss increased from $322 to $5,543 for the three months ended March 31, 2024, compared to the same period in 2023. It is incurred on translation of assets and liabilities of foreign subsidiaries in reporting currency adopted by the subsidiaries to the reporting currency of the Company.

Net loss

Net loss decreased by $1,250,967 to $68,334 from $1,319,301 for the three months ended March 31, 2024, compared to the same period in 2023. This decrease is primarily driven by increase in revenue in 2024 and decrease in legal and professional fees.

Comparison of the Six Months Ended March 31, 2024 and 2023

	For the Six Months Ended March 31,
	2024	2023

Revenue, net	$1,970,257	$36,410
Cost of revenue	(1,072,212)	(88,834)
GROSS PROFIT (LOSS)	898,045	(52,424)
Operating expenses	(1,262,371)	(1,317,215)
LOSS FROM OPERATIONS	(364,326)	(1,369,639)
Other income	159,454	-
Interest (expenses) income, net	(10,131)	14
LOSS BEFORE INCOME TAXES	(215,003)	(1,369,625)
Income taxes	58,359	24,492
NET LOSS	(156,644)	(1,345,133)
Foreign currency translation gain (loss)	3,000	(322)
COMPREHENSIVE LOSS	$(153,644)	$(1,345,455)

Revenue

Revenue from services

Revenue from services increased from $36,410 to $1,970,257 for the six months ended March 31, 2024, compared to same period in 2023. This is due to the acquisition of QBS System in late March 2023, and revenue for the six months ended March 31, 2024 represent revenue earned for the whole six-month period.

Revenue from the QBS System segment relates to the provision of IoT maintenance and support services, IoT projects and ventures BPO services and IoT software and hardware engineering services and is summarized as follows:

	For the Six Months Ended December 31,
		% of Net		% of Net
	2024	Revenue	2023	Revenue

IoT projects and ventures BPO services	$693,203	35%	$9,109	25%
IoT software and hardware engineering services	1,002,527	51%	26,819	74%
IoT maintenance and support services	274,527	14%	482	1%
	$1,970,257	100%	$36,410	100%

Gross Profit (Loss)

Gross profit of $898,045 changed from gross loss of $52,424 for the six months ended March 31, 2024, compared to same period in 2023. This is due to increase in revenue from IoT projects and ventures BPO services from 25% to 35% and IoT maintenance and supporting service from 1% to 14%, which higher gross profit was earned from Jan to March 2024.

Operating expenses

General and administrative expenses

General and administrative expenses increased by $137,813 to $1,300,332 from $1,162,519 for the six months ended March 31, 2024, compared to the same period in 2023. This is largely due to decrease in legal and professional fees during the six months ended March 31, 2024 as legal and professional fees for acquisition of QBS System were incurred in late March 2023 and there were no such expenses in 2024.

As the Company’s operating activities increase, we expect its general and administrative costs will include additional costs in overhead contribution, consultancy, as well as employee related costs associated with a higher headcount.

Depreciation and amortization

Depreciation and amortization increased from $8,123 to $61,809 for the six months ended March 31, 2024, compared to same period in 2023. There was no amortization and lease amortization as the acquisition of QBS System took place in late March 2023.

Other income

Other income increased from $0 to $159,454 for the six months ended March 31, 2024, compared to same period in 2023. This is due to the reversal of allowance for credit loss on trade receivable of $125,568 recognized during the current quarter.

Interest Expense

Interest expense, net of $10,131 changed from interest income, net of $14 for the six months ended March 31, 2024 compared to the same period in 2023. This is also due to the acquisition of QBS System in late March 2023, while the six months ended March 31, 2024 recorded interest expenses from bank loans for the whole period.

Income tax

Income tax from $24,492 to $58,359 for the six months ended March 31, 2024, compared to same period in 2023. This is due to the acquisition of QBS System and deferred tax expenses on allowance for expected credit losses was recorded during the current quarter.

Other comprehensive income (loss)

Foreign currency translation gain (loss)

Foreign currency translation gain of $3,000 changed from loss of $322 for the six months ended March 31, 2024, compared to the same period in 2023. It is incurred on translation of assets and liabilities of foreign subsidiaries in reporting currency adopted by the subsidiaries to the reporting currency of the Company.

Net loss

Net loss decreased by $1,191,811 to $153,644 from $1,345,455 for the six months ended March 31, 2024, compared to the same period in 2023. This decrease is primarily driven by increase in revenue in 2024 and decrease in legal and professional fees.

Liquidity and Capital Resources

Comparison of the Six Months Ended March 31, 2024 and 2023

Our use of cash was primarily related to operating activities. We have historically financed our operations primarily through our cash flow generated from our operations and bank borrowings. As of March 31, 2024, we had $439,518 in cash and cash equivalents.

Cash flows from operating activities generally reflect net loss adjusted for certain non-cash items including depreciation and amortization, changes in deferred taxes, and changes in allowance of expected credit losses. Cash used in operating activities was $98,913 for the six months ended March 31, 2024 compared to cash used in operating activities of $141,645 for the six months ended March 31, 2023. Cash used in operating activities was decreased during the six months ended March 31, 2024 was due to decrease in net loss, increase in accounts receivable and accounts payable due to increase in revenue and cost of revenue in Jan to March 2024 and decrease in accrued expenses as there was no accrued legal and professional fees for acquisition in 2024.

Cash flows from investing activities reflect capital expenditure for the purchase of Company’s assets. Cash used in investing activities during the six months ended March 31, 2024 was $7,299 compared to cash from investing activities of $565,211 due to acquisition of QBS System during the six months ended March 31, 2023.

Cash flows used in financing activities generally reflect changes in the Company’s stock and debt activity during the period. Net cash used in financing activities was $75,893 for the six months ended March 31, 2024 compared to net cash provided by financing activities of $80,703 for the six months ended March 31, 2023. Net cash used in financing activities for the six months ended March 31, 2024 was primarily attributable to repayment of borrowings and repayment to related party. Net cash provided by financing activities for the six months ended March 31, 2023 was primarily attributable to advance from related party.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description
31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 16, 2024

FLYWHEEL ADVANCED TECHNOLOGY, INC.

	By:	/s/ Tang Siu Fung
	Name:	Tang Siu Fung
	Title:	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

