Form 10-Q
period 2024-06-30
FLYWHEEL ADVANCED TECHNOLOGY, INC.
filed 2024-08-19
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares outstanding of the registrant’s common stock as of August 19, 2024, was 25,591,164 shares.

2

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024 AND SEPTEMBER 30, 2023

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONTENTS

Pages
Consolidated Balance Sheets as of June 30, 2024 (unaudited) and September 30, 2023	5
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income/(loss) for the Three and Nine Months Ended June 30, 2024 and June 30, 2023 (unaudited)	6
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended June 30, 2024 and June 30, 2023 (unaudited)	7
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2024 and June 30, 2023 (unaudited)	8
Notes to Unaudited Condensed Consolidated Financial Statements	9-17

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2024	2023
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS

Prepaid expenses and other current assets	5,806	3,667
Assets held for sale	4,773,194	4,620,124

TOTAL ASSETS	$4,779,000	$4,623,791

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$93,949	$54,894
Due to related parties	740,252	456,966
Liabilities held for sale	1,278,183	1,257,681
Total current liabilities	2,112,384	1,769,541
Total Liabilities	2,112,384	1,769,541

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value 550,000,000, shares authorized, 29,662,164 shares issued and outstanding as of June 30, 2024 and September 30, 2023	2,966	2,966
Paid in Capital	6,677,222	6,677,222
Accumulated other comprehensive income/(loss)	4,181	(2,691)
Accumulated deficit	(4,017,753)	(3,823,247)
Total Stockholders’ Equity	2,666,616	2,854,250

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,779,000	$4,623,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
REVENUE, NET	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	103,650	112,895	316,387	1,232,779
General and administrative	1,426	2,587	3,818	12,821

Total Operating Expenses	105,076	115,482	320,205	1,245,600

OPERATING LOSS	(105,076)	(115,482)	(320,205)	(1,245,600)

LOSS BEFORE INCOME TAXES	(105,076)	(115,482)	(320,205)	(1,245,600)
Income taxes	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(105,076)	(115,482)	(320,205)	(1,245,600)

PROFIT/(LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	67,213	(120,006)	125,699	(335,021)

NET LOSS	(37,863)	(235,488)	(194,506)	(1,580,621)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	3,873	763	6,872	441

COMPREHENSIVE LOSS	$(33,990)	$(234,725)	$(187,634)	$(1,580,180)

Net loss from continuing operations per share - basic and diluted:	$(0.00)	$(0.00)	$(0.01)	$(0.05)

Net loss - basic and diluted:	$(0.00)	$(0.01)	$(0.01)	$(0.06)

Weighted average number of shares outstanding	29,662,164	27,941,285	29,662,164	25,621,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Paid	Accumulated other comprehensive	Accumulated
	Shares	Value	in Capital	(loss)/income	Deficit	Total
Balance at September 30, 2023	29,662,164	$2,966	$6,677,222	$(2,691)	$(3,823,247)	$2,854,250

Exchange difference on translation	-	-	-	8,543	-	8,543

Net loss	-	-	-	-	(88,310)	(88,310)

Balance at December 31, 2023	29,662,164	$2,966	$6,677,222	$5,852	$(3,911,557)	$2,774,483

Exchange difference on translation	-	-	-	(5,544)	-	(5,544)

Net loss	-	-	-	-	(68,333)	(68,333)

Balance at March 31, 2024	29,662,164	$2,966	$6,677,222	$308	$(3,979,890)	$2,700,606

Exchange difference on translation	-	-	-	3,873	-	3,873

Net loss	-	-	-	-	(37,863)	(37,863)

Balance at June 30, 2024	29,662,164	$2,966	$6,677,222	$4,181	$(4,017,753)	$2,666,616

	Common Stock		Paid	Accumulated other comprehensive	Accumulated
	Shares	Value	in Capital	(loss)/income	Deficit	Total
Balance at September 30, 2022	17,822,564	$1,782	$2,534,546	$-	$(2,740,458)	$(204,130)

Net loss	-	-	-	-	(25,832)	(25,832)

Balance at December 31, 2022	17,822,564	$1,782	$2,534,546	$-	$(2,766,290)	$(229,962)

Issuance of common stock for acquisition	8,939,600	894	3,127,966	-	-	3,128,860

Exchange difference on translation	-	-	-	(322)	-	(322)

Net loss	-	-	-	-	(1,319,301)	(1,319,301)

Balance at March 31, 2023	26,762,164	$2,676	$5,662,512	$(322)	$(4,085,591)	$1,579,275

Issuance of common stock	2,900,000	290	1,014,710	-	-	1,015,000

Exchange difference on translation	-	-	-	763	-	763

Net loss	-	-	-	-	(235,488)	(235,488)

Balance at June 30, 2023	29,662,164	$2,966	$6,677,222	$441	$(4,321,079)	$2,359,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(194,506)	$(1,580,621)
Adjusted to reconcile net loss to cash provided by (used in) operating activities:
Amortization	51,653	9,280
Depreciation	3,779	-
Lease amortization	35,026	11,847
Allowance of expected credit losses	736,141	267,698
Reversal of allowance of expected credit losses	(165,477)	-
Deferred income taxes	(102,071)	(50,271)
Changes in operating assets and liabilities
(Increase)/decrease in:
Prepaid expenses and other current assets	(2,138)	(341)
Assets held for sale	(1,017,030)	319,716
Increase/(decrease) in:
Accrued expenses and other current liabilities	39,056	1,020,936
Liabilities held for sale	(79,667)	(49,013)
Net cash used in operating activities	(695,234)	(50,769)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from purchase of a subsidiary	-	565,449
Advance to related parties	109	-
Purchase of property, plant and equipment	(7,600)	-
Net cash (used in)/provided by investing activities	(7,491)	565,449

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings	(81,605)	(26,519)
Advances from related party	318,568	225,005
Net cash provided by financing activities	236,963	198,486

NET (DECREASE)/INCREASE IN CASH AND EQUIVALENTS	(465,762)	713,166
EFFECT OF EXCHANGE RATES ON CASH	1,310	(209)
AT BEGINNING OF PERIOD	621,001	-

CASH AND EQUIVALENTS AT END OF PERIOD	$156,549	$712,957

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$3,374	$790
Cash paid for interest	$15,060	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

(Unaudited)

NOTE- 1 ORGANIZATION AND BUSINESS BACKGROUND

Flywheel Advanced Technology, Inc. (formerly known as Pan Global Corp.) (“the Company”) was incorporated in the state of Nevada on April 30, 2010.

The Company had the following significant events:

●	Stock Purchase Agreement (July 13, 2021) – In July 2021, the Company entered into a Stock Purchase Agreement between NYJJ Hong Kong Limited (Seller) and Sparta Universal Industrial Ltd. (Purchaser), wherein the Purchaser purchased 10,000,000 shares of Series A-1 Preferred Stock, par value $0.0001 per share (the “Shares”) of the Company. As a result, the Purchaser became approximately 90% holder of the voting rights of the issued and outstanding shares of the Company, on a fully diluted basis and became the controlling shareholder. At the effective date of transfer, David Lazar ceased to be the Company ‘ s Chief Executive Officer, President, Secretary, Chief Financial Officer and Chairman of the Board of as Directors, and the Company appointed Tang Siu Fung as President, Chief Executive Officer, and Chairman of the Board of Directors; Cheng Sin Yi as Secretary, and Treasurer; Tin Sze Wai as Director; Ip Tsz Ying as Director; Ho Yiu Chung as Director; and Lai Chi Chuen as Director.

●	Name Change (November 21, 2021) – On November 21, 2021, Board of directors and majority shareholder approved the change of the Company’s name to “Flywheel Advanced Technology, Inc.”.

●	Reverse Stock Split (July 13, 2022) – On July 13, 2022, the Company completed a 1:100 reverse stock split of the Company’s common stock which became effective on July 14, 2022. As of July 14, 2022, the 1:100 reverse stock split of the Company’s common stock became effective. Following the effectiveness of the reverse stock split, there are currently 1,551,550 shares of common stock issued and outstanding as compared to 155,155,000 shares of the Company’s common stock issued and outstanding prior to the reverse stock split.

●	Ticker Symbol Change (August 5, 2022) – On August 5, 2022, the Company was informed by the FINRA that the new ticker symbol of the Company is “FWFW”.

●	Issuance of Preferred Stock A-1 (September 15, 2022) – On September 15, 2022, the Company filed with the Secretary of State of the State of Nevada an Amendment (the “Amendment” ) to the Certificate of Designation for the Series A-1 Preferred Stock (the “Preferred Stock”). The Amendment was approved by the Board of Directors of the Company and Sparta Universal Industrial Ltd. (“Sparta”), the sole holder of all the 10,000,000 issued and outstanding shares of Preferred Stock. Pursuant to the Amendment, the conversion rate of the Preferred Stock was changed to provide that each share of Preferred Stock shall be convertible, at the option of the holder, into 1.62 fully paid and nonassessable shares of the Company’s common stock. The Amendment was necessary as the terms of the Certificate of Designation for the Preferred Stock expressly provided that the conversion ratio of 162 shares of common stock for each share of Preferred Stock would not be reduced in the event of a stock split or other capitalization of the Company.

●	The Company’s outstanding 10,000,000 shares of Preferred Stock were converted on a one for 1.62 basis into 16,200,000 common shares. Concurrently these Preferred Stock were cancelled.

●	Formation of Blue Print Global, Inc. (November 30, 2022) – On November 30, 2022, the Company incorporated Blue Print Global, Inc. ( “Blue Print” ) in the British Virgin Islands to establish an operation to source the supply and sale of warehouse patrol robots. The Company holds 70% of Blue Print, and the balance is held by two individuals unrelated to the Company, with each party holding 15%.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Blue Print Agency Agreement (December 7, 2022) – On December 7, 2022, Blue Print entered into an Agency Agreement (the “Agency Agreement” ) with International Supply Chain Alliance Co., Ltd. of Hong Kong ( “ISCA”). Pursuant to the Agency Agreement, Blue Print appointed ISCA as its authorized agent to distribute warehouse patrol robots in the People’ s Republic of China ( “China”). The Agency Agreement is valid for five years and will be automatically renewed for another five years unless a written non-renewal notice is provided by either party at least 30 days before the expiration date. However, there is no early termination option in the Agency Agreement.

●	Share Exchange with QBS System Limited (December 15, 2022) – On December 15, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with QBS System Limited, a limited company incorporated under the laws of Hong Kong ( “QBS System” ), and its shareholder, QBS Flywheel Limited, a company incorporated under the laws of Australia (the “Seller”). On March 22, 2023, the Seller transferred and assigned to the Company all of the issued and outstanding shares of QBS System in exchange for 8,939,600 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). Following the closing of the share exchange, there will be no change in the officers and directors of the Company, and QBS System will continue its business as a wholly owned subsidiary of the Company.

●	Common Stock Issuances (May 24, 2023) – On May 24, 2023, the Company issued 1,450,000 shares of common stock to each of Sau Ping Leung and So Ha Tsang. Such shares were issued on May 24, 2023. These two individuals collectively hold 30% of Blue Print.

●	Formation of Mega Fortune Company Limited and Ponte Fides Company Limited (January 30, 2024 and February 13, 2024) – On January 30, 2024 and February 13, 2024, the Company incorporated Mega Fortune Company Limited ( “Mega Fortune” ) in the Cayman Islands and Ponte Fides Company Limited (“Ponte Fides”) in the British Virgin Islands, respectively.

●

Transfer of QBS System Shares to Ponte Fides Company Limited (April 29, 2024) – On April 29, 2024, the Company transferred all of the issued and outstanding shares of QBS System at HK$100 under a restructuring. Following the closing of the share transfer, there will be no change in the officers and directors of the Company, and QBS System will continue its business as a wholly owned subsidiary of Mega Fortune, which is a wholly owned subsidiary of the Company.

●

Sale of QBS System, Ponte Fides, and Mega Fortune (July 5, 2024) – On July 5, 2024, the Company and Mega Fortune, its wholly-owned subsidiary, completed the sale (the “Mega Fortune Disposition”) to Mericorn Company Limited (the “Buyer”), which is non-wholly owned and controlled by spouse of an owner of a significant shareholder of FWFW, of all of the equity associated with Mega Fortune, which is comprised of the Company’s subsidiaries, Ponte Fides, QBS System and QBS System Pty, pursuant to a Share Purchase Agreement, dated as of July 5, 2024. Mega Fortune and its subsidiaries are engaged in the business of provision of IoT maintenance and support services, IoT BPO services and IoT development services in Hong Kong and Australia. Under the terms of the Share Purchase Agreement, the Buyer paid HK$56,360,000 (or approximately $7,230,000) by the transfer of 938 shares of the Buyer’s wholly owned subsidiary, Elison Virtus Company Limited (“Elison”) from the Buyer to the Company for the Mega Fortune Disposition. As the disposition was completed during our fourth fiscal quarter of 2024, we expect to recognize a gain on the disposition during the three months ending September 31, 2024. The activities of the three reportable segments have been segregated and reported as discontinued operations for all periods presented.

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s subsidiaries are as follows as of June 30, 2024:

Name of Corporation	Date of Formation	Ownership	Description of Business
Flywheel Advanced Technology, Inc.	April 30, 2010	100%	Parent Company
(Nevada Corporation)

Blue Print Global, Inc.	November 30, 2022	85%	Establish an operation to source the supply and sale of warehouse patrol robots.
(British Virgin Islands Corporation)

QBS System Limited (Hong Kong Corporation)	March 22, 2023 (date of acquisition)	100%	Provision of IoT products and services

Mega Fortune Company Limited	January 30, 2024	100%	Holding Company
(Cayman Islands Corporation)

Ponte Fides Company Limited	February 13, 2024	100%	Holding Company
(British Virgin Islands Corporation)

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(B) Unaudited Interim Consolidated financial statements

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its wholly owned and majority owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ( “GAAP” ) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2023 included in the Company’s Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of June 30, 2024, the Company had no cash and an accumulated deficit of $4,017,753 after the carrying amounts of the assets and liabilities of the three reportable segments were classified as held for sale due to the Mega Fortune Disposition.

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

(D) Use of estimates

The preparation of unaudited condensed consolidated financial statements in accordance with the U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, revenue recognition, allowance for credit losses, the measurement of lease liabilities and right-of-use (“ROU”) assets, measurements of assets and obligations related to employee benefits, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, variable consideration, other obligations for revenue recognition, and other contingencies. Management believes the estimates used in the preparation of the Unaudited Condensed consolidated financial statements are reasonable, and management has made assumptions about the possible effects of the ongoing COVID-19 pandemic on critical and significant accounting estimates. Although these estimates and assumptions are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s unaudited condensed consolidated financial statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(E) Foreign currency translation

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

The exchange rates used to translate amounts in HK$ and A$ into US$ for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2024	September 30, 2023
Balance sheet items, except for common stock, additional paid-in capital and retained earnings, as of period end	US$1=HK$7.81047	US$1=HK$7.82996
	US$1=A$1.50501	US$1=A$1.55615

	For the Three Months Ended June 30,
	2024	2023
Amounts included in the statements of operations and cash flows for the period	US$1=HK$7.81760	US$1=HK$7.84901
	US$1=A$1.51669	US$1=A$1.49816

	For the nine months Ended June 30,
	2024	2023
Amounts included in the statements of operations and cash flows for the period	US$1=HK$7.81742	US$1=HK$7.84901
	US$1=A$1.52416	US$1=A$1.49816

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(F) Other comprehensive (loss)/income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in HK$ and AU$ to US$ is reported as other comprehensive income or loss in the statements of operations and stockholders’ equity.

(G) Earning per share

Basic earnings(loss) per share are computed by dividing income available to stockholders by the weighted average number of shares outstanding during the period. Diluted income per share is computed like basic income per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. There were no potentially dilutive securities for 2024 and 2023.

(H) Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with such liabilities are expensed as incurred.

(I) Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 – DISCONTINUED OPERATIONS

On July 5, 2024, the Company and Mega Fortune, its wholly-owned subsidiary, completed the sale (the “Mega Fortune Disposition”) to Mericorn Company Limited (the “Buyer”), of all of the equity associated with Mega Fortune, which is comprised of the Company’s subsidiaries, Ponte Fides, QBS System and QBS System Pty, pursuant to a Share Purchase Agreement, dated as of July 5, 2024. Mega Fortune and its subsidiaries are engaged in the business of provision of IoT maintenance and support services, IoT BPO services and IoT development services in Hong Kong and Australia. Under the terms of the Share Purchase Agreement, the Buyer paid HK$56,360,000 (or approximately $7,230,000) by the transfer of 938 shares of the Buyer’s wholly owned subsidiary, Elison Virtus Company Limited (“Elison”) from the Buyer to the Company for the Mega Fortune Disposition. As the disposition was completed during our fourth fiscal quarter of 2024, we expect to recognize a gain on the disposition during the three months ending September 31, 2024. The activities of the three reportable segments have been segregated and reported as discontinued operations for all periods presented.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts of the assets and liabilities of the three reportable segments were classified as held for sale in our unaudited condensed consolidated balance sheets as of June 30, 2024. The asset and liability balances as of June 30, 2024 were classified as current as we anticipated the sale of these assets and liabilities within a one year period. The carrying amounts were as follows:

	June 30,	September 30,
	2024	2023
	(Unaudited)	(Audited)

Cash and cash equivalents	$156,549	$621,001
Accounts receivable, net of allowances	1,878,641	1,431,201
Due from related parties	120,375	116,419
Prepaid expenses and other current assets	392,946	389,075
Deferred tax assets	116,169	22,481
Total current assets held for sale	2,664,680	2,580,177

Property and equipment, net	10,380	6,783
Goodwill	1,840,202	1,840,202
Acquisition-related intangibles	107,828	159,481
Right-of-use assets	150,104	33,481
Total assets held for sale	$4,773,194	$4,620,124

Bank loans - current portion	$112,424	$104,608
Accounts payable	36,467	78,064
Accrued expenses and other current liabilities	113,515	115,195
Due to related parties	401,286	365,061
Operating lease liabilities	48,985	37,789
Income tax payable	50,707	46,699
Total current liabilities for sale	763,384	747,416

Bank loans	395,926	483,950
Operating lease liabilities	101,081	-
Deferred tax liabilities – arise from fair value gain	17,792	26,315
Total liabilities for sale	$1,278,183	$1,257,681

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized results of discontinued operations for the three reportable segments are as follows:

	For the Three Months Ended		For the nine months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue, net	$885,644	$579,691	$2,855,898	$616,326
Cost of revenue	(454,259)	(444,823)	(1,526,469)	(533,964)
Operating expenses	(480,747)	(333,629)	(1,527,988)	(520,715)
Other income	84,651	58,435	244,105	58,449
Interest (expenses) income, net	(4,775)	(5,400)	(14,906)	(5,388)
Profit/ (loss) from discontinued operations before taxes	30,514	(145,726)	30,640	(385,292)
Income taxes	36,699	25,720	95,059	50,271
Profit/ (loss) from discontinued operations, net of tax	$67,213	$(120,006)	$125,699	$(335,021)

Summarized cash flow information for the three reportable segments discontinued operations are as follows:

	Nine Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Amortization	$51,653	$9,280
Depreciation	3,779	-
Lease amortization	35,026	11,847
Allowance of expected credit losses	736,141	267,698
Reversal of allowance of expected credit losses	(165,477)	-
Deferred income taxes	(102,071)	(50,271)

(Increase)/decrease in accounts receivable	(1,014,137)	319,509
Increase in prepaid expenses and other current assets	(2,893)	207
Cash (used in)/from assets held for sale	(1,017,030)	319,716

Decrease in accounts payable	(41,755)	(77,340)
Decrease in operating lease liabilities	(39,622)	(12,894)
Increase in accrued expenses and other current liabilities	(2,940)	40,431
(Decrease)/increase in income tax payable	4,650	790
Cash used in liabilities held for sale	$(79,667)	$(49,013)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from purchase of a subsidiary	$-	$565,449
Advance to related parties	109	-
Purchase of property, plant and equipment	$(7,600)	$-
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings	$(81,605)	$(26,519)
Advances from related party	$35,282	$-

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company owed a related company, Flywheel Financial Strategy (Hong Kong) Company Limited of $740,252 and

$456,966 as of June 30, 2024 and September 30, 2023, respectively for advances from the related company, which was repayable on demand and interest free.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring through the date these financial statements were issued, for their potential impact on the carve-out consolidated financial statements and disclosures and there were the following subsequent events to report:

On July 5, 2024, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Mericorn Company Limited (“Buyer”), to sell all of the equity associated with the Company’s wholly owned subsidiary, Mega Fortune, which is comprised of the Company’s subsidiaries, Ponte Fides, QBS System and QBS System Pty at consideration of HK$56,360,000 (or approximately $7,230,000) by the transfer of 938 shares of the Buyer’s wholly owned subsidiary, Elison from the Buyer to the Company which the Company will hold 9.38% of the equity of Elison.

On July 30, 2024, Tang Siu Fung notified the Company of his resignation from all his positions with the Company, including sole director, Chief Executive Officer and President, effective as of the close of business on July 30, 2024. In connection with his resignation as Chief Executive Officer and President, Mr. Tang was removed as “Principal Executive Officer”, “Principal Financial Officer” and “Principal Accounting Officer” of the Company for Securities and Exchange Commission (“SEC”) reporting purposes.

On July 30, 2024, the Company appointed Luk Yuen Leung as President, Chief Executive Officer and Chairman of the Board of Directors, effective as of the close of business on July 30, 2024. Mr. Leung was also appointed to serve until his successor has been duly appointed, unless he resigns, is removed from office, or is otherwise disqualified from serving as an officer and or director of the Company. In connection with his appointment as Chief Executive Officer and President, Mr. Leung was designated as the Company’s “Principal Executive Officer”, “Principal Financial Officer” and “Principal Accounting Officer” for SEC reporting purposes.

On August 2, 2024, Cheng Sin Yi notified the Company of her resignation from all her positions with the Company, including Secretary and Treasurer, effective as of the close of business on August 2, 2024. Ms. Cheng’s resignation does not arise from any disagreement with the Company on any matter relating to its operations, policies, or practices.

On August 4, 2024, the Company appointed Luk Yuen Leung as Treasurer and Secretary of the Company, effective immediately, to serve until his successor has been duly appointed, unless he resigns, is removed from office, or is otherwise disqualified from serving as an officer of the Company.

On August 5, 2024, Tang Siu Fung notified Blue Print of his resignation as the sole director of Blue Print. The resignation of Mr. Tang does not arise from any disagreement with the Company on any matter relating to its operations, policies, or practices. On same date, Blue Print appointed Luk Yuen Leung as a director and an officer of Blue Print, effective immediately. Mr. Luk is appointed to serve until his successor has been duly appointed, unless he resigns, is removed from office, or is otherwise disqualified from serving as an officer and or director of Blue Print.

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

Recent Events

On July 5, 2024, the Company entered into a share purchase agreement with Mericorn Company Limited, which is 25% held by Ms. Tin who is the spouse of the owner of significant shareholder of FWFW, (“Buyer”) to sell all of the equity associated with the Company’s wholly owned subsidiary, Mega Fortune, which is comprised of the Company’s subsidiaries Ponte Fides, QBS System and QBS System Pty at consideration of HK$56,360,000 (or approximately $7,230,000) by the transfer of 938 shares of the Buyer’s wholly owned subsidiary, Elison Virtus Company Limited (“Elison”) from the Buyer to the Company which the Company holds, 9.38% of the equity of Elison.

On July 30, 2024, Tang Siu Fung notified the Company of his resignation from all his positions with the Company, including sole director, Chief Executive Officer and President, effective as of the close of business on July 30, 2024. In connection with his resignation as Chief Executive Officer and President, Mr. Tang was removed as “Principal Executive Officer”, “Principal Financial Officer” and “Principal Accounting Officer” of the Company for Securities and Exchange Commission (“SEC”) reporting purposes.

On July 30, 2024, the Company appointed Luk Yuen Leung as President, Chief Executive Officer and Chairman of the Board of Directors, effective as of the close of business on July 30, 2024. Mr. Leung was also appointed to serve until his successor has been duly appointed, unless he resigns, is removed from office, or is otherwise disqualified from serving as an officer and or director of the Company. In connection with his appointment as Chief Executive Officer and President, Mr. Leung was designated as the Company’s “Principal Executive Officer”, “Principal Financial Officer” and “Principal Accounting Officer” for SEC reporting purposes.

On August 2, 2024, Cheng Sin Yi notified the Company of her resignation from all her positions with the Company, including Secretary and Treasurer, effective as of the close of business on August 2, 2024. Ms. Cheng’s resignation does not arise from any disagreement with the Company on any matter relating to its operations, policies, or practices.

On August 4, 2024, the Company appointed Luk Yuen Leung as Treasurer and Secretary of the Company, effective immediately, to serve until his successor has been duly appointed, unless he resigns, is removed from office, or is otherwise disqualified from serving as an officer of the Company.

On August 5, 2024, Tang Siu Fung notified Blue Print of his resignation as the sole director of Blue Print. The resignation of Mr. Tang does not arise from any disagreement with the Company on any matter relating to its operations, policies, or practices. On same date, Blue Print appointed Luk Yuen Leung as a director and an officer of Blue Print, effective immediately. Mr. Luk is appointed to serve until his successor has been duly appointed, unless he resigns, is removed from office, or is otherwise disqualified from serving as an officer and or director of Blue Print.

Results of Operations:

Comparison of the Three Months Ended June 30, 2024 and 2023

	For the Three Months Ended June 30,
	2024	2023

Revenue, net	$-	$-
Operating expenses	(105,076)	(115,482)
LOSS FROM OPERATIONS	(105,076)	(115,482)
LOSS BEFORE INCOME TAXES	(105,076)	(115,482)
Income taxes	-	-
NET LOSS FROM CONTINUING OPERATIONS	(105,076)	(115,482)
PROFIT/(LOSS) FROM Discontinued operations, net of tax	67,213	(120,006)
NET LOSS	(37,863)	(235,488)
Foreign currency translation gain	3,873	763
COMPREHENSIVE LOSS	$(33,990)	$(234,725)

Revenue

During the three months ended June 30, 2024 and 2023, we did not have any revenues. Revenue from the three reportable segments relates to the provision of IoT maintenance and support services, IoT projects and ventures BPO services and IoT software and hardware engineering services were classified as held for sale or into discontinued operations due to the Mega Fortune Disposition.

Operating expenses

General and administrative expenses

During the three months ended June 30, 2024, our operating expenses consisted primarily of professional fees of $103,650 and filing and other fees of $1,426. During the nine months ended June 30, 2023, our operation expenses consisted primarily of professional fees of $112,895 and filing and other fees of $2,587.

All operating expenses related to the QBS System segment were classified as held for sale or into discontinued operations due to the Mega Fortune Disposition.

Income tax expenses

There is no income tax expenses for the three months ended June 30, 2024 and 2023. Income tax expenses were classified as held for sale or into discontinued operations due to the Mega Fortune Disposition.

Discontinued Operations

Net profit from discontinued operations of $67,213 during the three months ended June 30, 2024, compared to net loss from discontinued operations of $120,006 during the three months ended June 30, 2023. The change was primarily attributable to an increase in revenue at the three reportable segments of $305,953 and offset by an increase in operating expense of $147,118 due to an increase in allowance for expected credit losses during the period compared to the prior period.

Net loss

Net loss decreased by $201,498 to $33,990 from $235,488 for the three months ended June 30, 2024, compared to the same period in 2023. This decrease is primarily driven by change from net loss to net profit arising from discontinued operations.

Other comprehensive income

Foreign currency translation gain

Foreign currency translation gain increased from $763 to $3,873 for the three months ended June 30, 2024, compared to the same period in 2023. It is incurred on translation of assets and liabilities of foreign subsidiaries in reporting currency adopted by the subsidiaries to the reporting currency of the Company.

Comparison of the Nine Months Ended June 30, 2024 and 2023

	For the Nine Months Ended June 30,
	2024	2023

Revenue, net	$-	$-
Operating expenses	(320,205)	(1,245,600)
LOSS FROM OPERATIONS	(320,205)	(1,245,600)
LOSS BEFORE INCOME TAXES	(320,205)	(1,245,600)
Income taxes	-	-
NET LOSS FROM CONTINUING OPERATIONS	(320,205)	(1,245,600)
PROFIT/(LOSS) FROM Discontinued operations, net of tax	125,699	(335,021)
NET LOSS	(194,506)	(1,580,621)
Foreign currency translation gain	6,872	441
COMPREHENSIVE LOSS	$(187,634)	$(1,580,180)

Revenue

During the nine months ended June 30, 2024 and 2023, we did not have any revenues. Revenue from the three reportable segments relates to the provision of IoT maintenance and support services, IoT projects and ventures BPO services and IoT software and hardware engineering services were classified as held for sale or into discontinued operations due to the Mega Fortune Disposition.

Operating expenses

General and administrative expenses

During the nine months ended June 30, 2024, our operating expenses consisted primarily of professional fees of $316,387 and filing and other fees of $3,818. During the nine months ended June 30, 2023, our operation expenses consisted primarily of professional fees of $1,232,779 and filing and other fees of $12,821. This decrease is primarily driven by decrease in legal and professional fees due to legal and professional fees was incurred for the acquisition of QBS system in late March 2023 while no such expenses incurred in 2024.

All operating expenses related to the QBS System segment were classified as held for sale or into discontinued operations due to the Mega Fortune Disposition.

Income tax expenses

There is no income tax expenses for the nine months ended June 30, 2024 and 2023. Income tax expenses were classified as held for sale or into discontinued operations due to the Mega Fortune Disposition.

Discontinued Operations

Net loss from discontinued operations decreased $460,720, to net income from discontinued operations of $125,699 during the nine months ended June 30, 2024, compared to net loss from discontinued operations of $335,021 during the nine months ended June 30, 2023. The decrease in net loss from discontinued operations was primarily attributable to an increase in revenue at the three reportable segments of $2,239,572 and offset by an increase in operating expense of $1,007,273 due to an increase in allowance for expected credit losses during the period compared to the prior period.

Net loss

Net loss decreased by $1,386,115 to $194,506 from $1,580,621 for the nine months ended June 30, 2024, compared to the same period in 2023. This decrease is primarily driven by decrease in net loss from discontinued operations.

Other comprehensive income

Foreign currency translation gain

Foreign currency translation gain increased from $441 to $6,872 for the nine months ended June 30, 2024, compared to the same period in 2023. It is incurred on translation of assets and liabilities of foreign subsidiaries in reporting currency adopted by the subsidiaries to the reporting currency of the Company.

Liquidity and Capital Resources

Comparison of the Nine Months Ended June 30, 2024 and 2023

Our use of cash was primarily related to discontinued operations including cash used in operating activities and bank borrowings in related to discontinued operations. As of June 30, 2024, we had $156,549 in cash and cash equivalents.

Cash flows from operating activities generally reflect net loss adjusted for certain non-cash items including depreciation and amortization, changes in deferred taxes, and changes in allowance of expected credit losses. Cash used in operating activities was $695,234 for the nine months ended June 30, 2024 compared to cash used in operating activities of $50,769 for the nine month ended June 30, 2023. Cash used in operating activities increased during the nine months ended June 30, 2024 was due to increase in cash used in discontinued operations was primarily attributable to increase in accounts receivable.

Cash flows from investing activities reflect capital expenditure for the purchase of Company’s assets. Cash used in investing activities during the nine month ended June 30, 2024 was $7,491 compared to cash from investing activities of $565,449 due to acquisition of QBS system during the nine months ended June 30, 2023.

Cash flows used in financing activities generally reflect changes in debt activity during the period. Net cash provided by financing activities was $236,963 for the nine months ended June 30, 2024 compared to net cash provided by financing activities of $198,486 for the nine month ended June 30, 2023. Net cash provided by financing activities for the nine months ended June 30, 2024 was primarily attributable to advance from related party of $318,568. Net cash provided by financing activities for the nine months ended June 30, 2023 was primarily attributable to advance from related party of $225,005.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: August 19, 2024

FLYWHEEL ADVANCED TECHNOLOGY, INC.

	By:	/s/ Luk Yuen Leung
	Name:	Luk Yuen Leung
	Title:	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

