Form 10-Q/A
period 2024-06-30
FLYWHEEL ADVANCED TECHNOLOGY, INC.
filed 2024-09-04
CIK 1492617

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

Explanatory Note

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Flywheel Advanced Technology, Inc. (the “Company”) for the quarter ended June 30, 2024, originally filed with the Securities and Exchange Commission on August 19, 2024 (the “Original Form 10-Q”), is being filed solely to correct an inadvertent error in checking the “No” box instead of the “Yes” box” on the cover page regarding the shell status of the Company.

No other changes have been made to the Original Form 10-Q. The Amendment to the Form 10-Q speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q. The Company is also filing currently dated certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1 and 32.1), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

3

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024 AND SEPTEMBER 30, 2023

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONTENTS

Pages
Consolidated Balance Sheets as of June 30, 2024 (unaudited) and September 30, 2023	6
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income/(loss) for the Three and Nine Months Ended June 30, 2024 and June 30, 2023 (unaudited)	7
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended June 30, 2024 and June 30, 2023 (unaudited)	8
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2024 and June 30, 2023 (unaudited)	9
Notes to Unaudited Condensed Consolidated Financial Statements	10-18

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2024	2023
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS

Prepaid expenses and other current assets	5,806	3,667
Assets held for sale	4,773,194	4,620,124

TOTAL ASSETS	$4,779,000	$4,623,791

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$93,949	$54,894
Due to related parties	740,252	456,966
Liabilities held for sale	1,278,183	1,257,681
Total current liabilities	2,112,384	1,769,541
Total Liabilities	2,112,384	1,769,541

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value 550,000,000, shares authorized, 29,662,164 shares issued and outstanding as of June 30, 2024 and September 30, 2023	2,966	2,966
Paid in Capital	6,677,222	6,677,222
Accumulated other comprehensive income/(loss)	4,181	(2,691)
Accumulated deficit	(4,017,753)	(3,823,247)
Total Stockholders’ Equity	2,666,616	2,854,250

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,779,000	$4,623,791

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description
31.2*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.2*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 4, 2024

FLYWHEEL ADVANCED TECHNOLOGY, INC.

	By:	/s/ Luk Yuen Leung
	Name:	Luk Yuen Leung
	Title:	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

