Form 10-K
period 2024-09-30
FLYWHEEL ADVANCED TECHNOLOGY, INC.
filed 2025-01-14
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of March 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $643,714 based on a closing price of $0.07 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of January 14, 2025, the Registrant had 29,591,164 shares of common stock issued and outstanding.

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

Corporate History

Flywheel Advanced Technology, Inc. (“FWFW” or the “Company”), formerly known as Pan Global Corp., was incorporated in Nevada on April 30, 2010, under the name Savvy Business Support, Inc. (“Savvy”). Initially, Savvy provided general business services and support to startups, small and medium-sized businesses, individuals, and other organizations but was categorized as a shell company.

On April 25, 2013, Savvy entered into a Stock Exchange Agreement (the “Pan Asia Exchange Agreement”) with Pan Asia Infratech Corp. (“Pan Asia”), a Nevada corporation incorporated on July 13, 2012. Upon consummation of the Pan Asia Exchange Agreement on April 26, 2013, Pan Asia became a wholly owned subsidiary of Savvy, and its business operations became those of the Company. Following this transaction, Savvy amended its articles of incorporation to change its name to Pan Global Corp.

On July 16, 2020, the Clark County, Nevada court appointed Custodian Ventures LLC as custodian of Pan Global Corp. (Case Number: A-20-816264-B). David Lazar was subsequently appointed as the Company’s CEO, President, Secretary, CFO, and Chairman of the Board. On October 8, 2020, the Company restructured its share capital, converting 7,100,000 shares of preferred stock into shares of common stock and canceling the original shares of preferred stock.

In November 2020, the Company designated 25,000,000 new preferred shares, including 10,000,000 Preferred A-1 Shares, convertible to 162 shares of common stock. These shares were awarded to Custodian Ventures for services rendered.

On May 5, 2021, the Nevada court (Case No. A-20-816264-B) terminated the custodianship, releasing the Company from unasserted claims and debts arising before the termination date.

On July 13, 2021, a Stock Purchase Agreement transferred control of the Company to Sparta Universal Industrial Ltd. (“Sparta”), making it the majority shareholder. Following the transfer, David Lazar resigned from all his positions, and the Company appointed new officers and directors, including Tang Siu Fung as President, Chief Executive Officer, and Chairman of the Board and Cheng Sin Yi as Secretary and Treasurer.

In November 2021, the Company’s name was changed to Flywheel Advanced Technology, Inc., with its trading symbol updated to FWFW. On July 14, 2022, the Company implemented a 1:100 reverse stock split reducing the issued and outstanding common stock to 1,551,550 shares.

On September 15, 2022, the Company filed an Amendment (the “Preferred Stock Amendment”) to the Certificate of Designation for its Preferred Stock with the Secretary of State of Nevada. This amendment, approved by the Board of Directors and Sparta, the sole holder of all 10,000,000 shares of issued and outstanding Preferred Stock, revised the conversion rate to allow each share of Preferred Stock to be convertible into 1.62 shares of common stock. This change ensured compliance with the Certificate of Designation, which stipulated that the conversion ratio would not be reduced by a stock split or other capitalization.

On the same date, Sparta converted all 10,000,000 shares of Preferred Stock into 16,200,000 shares of common stock, bringing its ownership interest to approximately 60.7% of the total issued and outstanding shares.

On November 30, 2022, FWFW incorporated Blue Print Global, Inc. (“Blue Print”) in the British Virgin Islands to establish operations for sourcing and selling warehouse patrol robots. FWFW holds 70% of Blue Print, with the remaining 30% held equally by two unrelated individuals. On December 7, 2022, Blue Print entered into an Agency Agreement with International Supply Chain Alliance Co., Ltd. of Hong Kong (“ISCA”), appointing ISCA as its authorized agent for distributing warehouse patrol robots in China. The agreement, valid for five years, renews automatically unless either party provides a written non-renewal notice at least 30 days before the expiration date.

On December 15, 2022, the Company executed a Share Exchange Agreement (the “Share Exchange Agreement”) with QBS System Limited (“QBS System”), a Hong Kong-based company, and its shareholder, QBS Flywheel Limited, an Australian company (“QBS Flywheel”). On March 22, 2023, QBS Flywheel transferred all QBS System shares to the Company in exchange for 8,939,600 newly issued shares of FWFW common stock. QBS System became a wholly owned subsidiary of the Company, with no changes to the Company’s officers or directors.

Following the QBS Acquisition, on March 22, 2023, Sparta sold 4,764,547 shares of its common stock to 29 investors under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) for $12,975,348.18, reducing its beneficial interest from 16,200,000 shares of common stock to 11,435,453 shares of common stock, representing 40.64% ownership of FWFW’s outstanding common stock.

On May 24, 2023, the Company issued 1,450,000 shares of common stock to each of Sau Ping Leung and So Ha Tsang, who collectively own 30% of Blue Print.

On September 18, 2023, Ho Yiu Chung resigned as a director of FWFW and Blue Print. On the same day, Blue Print appointed Tang Siu Fung as a director, replacing Ho Yiu Chung.

In July 2024, FWFW executed a Share Purchase Agreement with Mericone Company Limited, transferring its subsidiary, Mega Fortune Company Limited, in exchange for a 9.38% minority interest in Elison Virtus Company Limited (“Elison”). This decision was supported by a valuation reports from Wise Tech Consulting and Appraisal Services dated July 4, 2024, estimating the fair values of Flywheel Financial and QBS System as HKD601,000,000 and HKD56,360,000, respectively. Elison wholly owns Flywheel Financial Strategy (Hong Kong) Company Limited (“Flywheel Financial”), a wealth management services provider. Following QBS Acquisition, FWFW became a “shell company” under SEC Rule 405 due to the cessation of active business operations.

On July 30, 2024, Tang Siu Fung notified the Company of his resignation from all his positions with the Company, including sole director, Chief Executive Officer and President, effective as of the close of business on July 30, 2024.

On August 2, 2024, Cheng Sin Yi notified the Company of her resignation from all her positions with the Company, including Secretary and Treasurer, effective as of the close of business on August 2, 2024

On August 5, 2024, Luk Yuen Leung was appointed Chief Executive Officer, President, and sole director of the Company. As a result of his appointment as Chief Executive Officer and President, Mr. Leung was designated as the Company’s “Principal Executive Officer”, “Principal Financial Officer” and “Principal Accounting Officer” for SEC reporting purposes. In August 2024, Luk Yuen Leung also replaced Tang Siu Fung as the sole director and officer of Blue Print.

Shell Company

Under SEC Rule 405, the Company qualifies as a “shell company” due to its nominal assets and lack of significant operations. Management has no plans to develop a market for the Company’s securities, either debt or equity, until a successful business combination is completed or an operating business is developed. The Company will continue to comply with the periodic reporting requirements of the Act as long as it remains subject to them.

The Company’s primary objective for the next 12 months and beyond is to achieve long-term growth through a business combination or the successful development of its operating business. As of the date of this report, the Company has not entered into any definitive agreements or specific discussions with potential business combination candidates. The Company has unrestricted flexibility in seeking, analyzing, and participating in potential business opportunities.

Potential Acquisition Structure

Should the Company pursue an acquisition—for which no assurances can be given—the structure of the transaction will depend on the specific opportunity, the needs of the Company, and the negotiating strength of all parties involved. Possible structures include leases, purchase and sale agreements, licenses, joint ventures, and other contractual arrangements. The Company may participate directly or indirectly through partnerships, corporations, or other forms of organization. Implementing such structures could involve mergers, consolidations, or reorganizations, and the Company may not necessarily emerge as the surviving entity.

Following a reorganization, it is likely that the Company’s current management, board of directors, and stockholders will no longer hold a majority of voting shares. Existing management and directors may resign, and new management and directors may be appointed without a stockholder vote.

To facilitate an acquisition, the Company may issue common stock or other securities. While terms cannot be predicted, acquisitions structured as “tax-free” reorganizations under the Internal Revenue Code often require issuing controlling interest (80% or more) of the combined entity’s stock to the acquired company’s stockholders. This could significantly dilute the equity of current stockholders. Such issuances may coincide with the sale or transfer of controlling interest by principal stockholders. Disclosure to stockholders about a target company will only be provided if required by applicable law or regulation. The Company will file a current report on Form 8-K within four business days of a business combination that results in the Company ceasing to be a shell company. This report will include comprehensive details of the target company, including audited financial statements.

It is anticipated that any new securities issued in connection with a reorganization would rely on exemptions from registration under federal and state securities laws. In some cases, the Company may agree to register these securities at the time of the transaction or under specific conditions. The issuance of significant additional securities may depress any trading market that develops for the Company’s securities.

Stockholder and Management Considerations

Post-reorganization, the majority stockholder may no longer control the majority of voting securities. The sole director of the Company may resign, and new directors may be appointed by the majority stockholder. In cases involving statutory mergers or consolidations, stockholder approval may be required, potentially causing delays and additional costs. Management may seek to structure transactions to avoid the necessity of stockholder approval.

The Company will only proceed with a business opportunity after the negotiation and execution of a written agreement. Such agreements will typically include representations and warranties, default provisions, closing conditions, cost-sharing terms, remedies, and other customary provisions. Investigations, negotiations, and execution of agreements will likely incur substantial costs for legal, accounting, and other professional services. If an opportunity is abandoned, related costs may not be recoverable.

Search for Business Opportunities

The Company intends to identify potential business combinations by contacting affiliates, lenders, investment banks, private equity firms, consultants, and attorneys. The number of contacts made will depend on the opportunities presented. Management anticipates dedicating substantial time and resources to investigating and negotiating these opportunities. Failure to consummate a transaction may result in the loss of related costs.

Management Time and Resources

The Company’s sole officer and director is engaged in external business activities and anticipates devoting limited time to the Company until a suitable business opportunity is identified. The time spent on Company matters will vary based on need, but management intends to fulfill its fiduciary duties. No significant changes to the number of employees are expected, apart from those resulting from a business combination.

Competition and Market Conditions

We face significant competition in our efforts to identify and pursue a viable business venture. Our primary competitors are expected to include other organizations established and funded for similar purposes, such as small venture capital firms, blank check companies, and high-net-worth investors—many of which possess substantially greater financial and operational resources than we do.

Given our limited financial and human resources, we are at a competitive disadvantage relative to many of these entities in acquiring an operating business or assets essential to initiating operations in a new industry. Furthermore, the economic downturn resulting from the coronavirus pandemic has intensified competition, as many venture capital firms and individual investors are seeking to acquire businesses at discounted valuations. This heightened competition presents additional challenges to securing a business. We anticipate these conditions will persist until the economy fully recovers.

Even if we successfully acquire a business or assets to commence operations, we expect to encounter heightened barriers to entry in the chosen marketplace. These challenges may stem from reduced demand, increased raw material costs, or other economic forces beyond our control.

Regulation

As of the date of this report, we are required to file reports with the Securities and Exchange Commission (“SEC”) in compliance with Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”).

The direction our management ultimately pursues, along with any future business acquisitions, may subject us to additional laws or regulations. These may include requirements that necessitate significant compliance expenditures, such as the increasing regulation of privacy at the state level. Such obligations could divert considerable human and financial resources toward compliance efforts, potentially adversely affecting our future operating results.

Employees

As of the date of this report, we do not have full time employees.

Available Information

Our principal executive offices and corporate headquarters are located at 123 West Nye Lane, Suite 455, Casron City, NV 89706.

We do not currently have a website. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with, or furnished to, the SEC free of charge on the SEC’s website (www.sec.gov) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business and Financial Condition

We currently have no operations, and investors therefore have no basis on which to evaluate the Company’s future prospects.

We currently have no operations and will be reliant upon a merger with or acquisition of an operating business to commence operations and generate revenue. Because we have no operations and have not generated revenues, investors have no basis upon which to evaluate our ability to achieve our business objective of locating and completing a business combination with a target business. We have no current arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete a business combination in a reasonable timeframe, on reasonable terms or at all. If we fail to complete a business combination as planned, we will not generate any operating revenues.

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

Because we are dependent upon Luk Yuen Leung, our Chief Executive Officer who oversees our Company, the loss of him could adversely affect our plan and results of operations.

Luk Yuen Lueng, manages the Company and is presently evaluating a viable plan for our future operations. We will rely on his judgment in connection with selecting a target company and the terms and structure of any resulting business combination. The loss of our Chief Executive Officer could delay or prevent the achievement of our business objectives, which could have a material adverse effect upon our results of operations and financial position.

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

We may be deemed to be an investment company under the Investment Company Act of 1940.

Currently, our only significant asset are the shares of Elison Virtus Company Limited. Accordingly, we may be deemed to be an investment company under the Investment Company Act and as such, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our investments or organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially adversely affect our financial condition, business and results of operations, materially limit our ability to borrow funds or engage in other transactions involving leverage and require us to add directors who are independent of us and otherwise will subject us to additional regulation that will be costly and time-consuming.

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

Our Chief Executive Officer, Mr. Lueng, is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between managing the Company and other businesses in which he is or may be involved. We do not intend to have any employees prior to the consummation of a business combination. Mr. Lueng is not obligated to contribute any specific number of hours to our affairs, and he may engage in other business endeavors while he provides consulting services to the Company. If any of his other business affairs require him to devote substantial amounts of time to such matters, it could materially limit his ability to devote his time and attention to our business which could have a negative impact on our ability to consummate a business combination or generate revenue.

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

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and Bylaws do not afford our shareholders with the right to approve such a transaction. Further, two shareholder sown 68.92% of our outstanding Common Stock. Accordingly, our shareholders will be relying almost exclusively on the judgement of our board of directors (“Board”) and Chief Executive Officer and any persons on whom they may rely with respect to a potential business combination. In order to develop and implement our business plan, may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining the Company’s direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board, and any expenses incurred or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

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

There is currently a limited market for our Common Stock, and there can be no guarantee that an active market for our Common Stock will develop, even if we are successful in consummating a business combination. Recently, the price of our Common Stock has been volatile for no reason. Further, even if an active market for our Common Stock develops, it will likely be subject to significant price volatility when compared to more seasoned issuers. We expect that the price of our Common Stock will continue to be more volatile than more seasoned issuers for the foreseeable future. Fluctuations in the price of our Common Stock can be based on various factors in addition to those otherwise described in this Report, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 1C. CYBERSECURITY

Not applicable.

ITEM 2. PROPERTIES

The Company’s principal business and corporate address is 123 West Nye Lane Suite 455, Carson City, Nevada 89706.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is not listed on any securities exchange and is quoted on the OTC Pink Market under the symbol “FWFW” Because our common stock is not listed on a securities exchange and its quotations on OTC Pink are limited and sporadic, there is currently no established public trading market for our common stock. Although we are current with our filing requirements, our common stock is not eligible for proprietary broker-dealer quotations and an initial review by a broker-dealer under SEC Rule 15c2-11 is required for brokers to publish competing quotes and provide continuous market making.

Holders

As of December 26, 2024, there were 64 shareholders of record of the Company’s common stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Vstock Transfer, 18 Lafayette Place, Woodmere, New York 11598, Telephone # 212-828-8436.

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Actual results and timing of events could differ the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Flywheel Advanced Technology, Inc. (“FWFW”) (formerly known as Pan Global Corp.) was incorporated in the state of Nevada on April 30, 2010. On November 30, 2022, FWFW incorporated Blue Print Global, Inc. (“Blue Print”) in the British Virgin Islands to establish an operation to source the supply and sale of warehouse patrol robots. FWFW holds 70% of Blue Print, and the balance is held by two individuals unrelated to the Company, with each party holding 15%. On March 22, 2023, FWFW acquired QBS System Limited (“QBS System”), a limited company incorporated under the laws of Hong Kong (the “QBS Acquisition”). On January 30, 2024 and February 13, 2024, the Company incorporated Mega Fortune Company Limited (“Mega Fortune”) in the Cayman Islands and Ponte Fides Company Limited (“Ponte Fides”) in the British Virgin Islands, respectively. On April 29, 2024, the Company transferred all of the issued and outstanding shares of QBS System at HK$100 under a restructuring. On July 5, 2024, the Company entered into a Stock Purchase Agreement with Mericorn Company Limited (the “Buyer”), of all of the equity associated with the Company’s Mega Fortune Company Limited, which is comprised of the Company’s subsidiaries Pontes Fides Company Limited, QBS System Limited and QBS System Pty Ltd. Under the terms of the Share Purchase Agreement, the Buyer paid HK$56,360,000 (or approximately $7,230,000) by the transfer of 938 shares of the Buyer’s wholly owned subsidiary, Elison Virtus Company Limited (“Elison”) from the Buyer to the Company for the Mega Fortune Disposition.

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

Results of Operations:

Continuing Operations

During the years ended September 30, 2024 and 2023, we did not have any revenue.

Our financial statements report a net loss of $312,074 for the year ended September 30, 2024 due to operating expenses of $312,074 during the year.

Our financial statements report a net loss, all from operating expenses, of $1,319,063 for the year ended September 30, 2023.

During the year ended September 30, 2024, our operating expenses consisted primarily of professional fees of $304,010, filing and public fees of $4,269, stamp duty of $3,009 and sundry expenses of $786.

During the year ended September 30, 2023, our operation expenses consisted primarily of professional fees of $1,305,179 filing and public fees of $4,906, stamp duty of $8,089 and sundry expenses of $889. Decrease in operating expenses due to the professional expenses, including acquisition-related costs of US$1,015,000, incurred for and effects of acquisition of QBS System in 2023 and there was no such expenses in 2024.

Discontinued Operations

The following table provides the consolidated results of our discontinued operations:

	For the Year Ended September 30,
	2024	2023

Revenue, net	$2,979,793	$1,448,176
Cost of revenue	(1,526,853)	(961,818)
GROSS PROFIT	1,452,940	486,358
Operating expenses	(2,230,942)	(581,436)
LOSS FROM OPERATIONS	(778,002)	(95,078)
Other income	244,259	344,461
Interest expenses, net	(15,456)	(10,752)
(LOSS)/INCOME BEFORE INCOME TAXES	(549,199)	238,631
Income taxes	151,185	(2,357)
NET (LOSS)/INCOME	(398,014)	236,274
Foreign currency translation income/(loss)	5,434	(2,691)
COMPREHENSIVE (LOSS)/INCOME	$(392,580)	$233,583

During the year ended September 30, 2024, the results of the discontinued business included operations through the date of the Mega Fortune Disposition (July 5, 2024). Upon the Mega Fortune Disposition, we recognized a gain on sale of $2.45 million in paid in capital.

Liquidity and Capital Resources

The following table presents selected financial information:

	For the Year Ended September 30,
	2024	2023

Current assets - continuing operations	$3,987	$3,667
Current assets - discontinued operations	-	4,630,124
Current assets	$3,987	$4,633,791
Current liabilities - continuing operations	$824,253	$511,860
Current liabilities - discontinued operations	-	1,257,681
Current liabilities	$824,253	$1,769,541
Working capital	$(820,266)	$2,864,250
Working capital - continuing operations	$(820,266)	$(508,193)
Working capital - discontinuing operations	-	3,372,443
Working capital	$(820,266)	$2,864,250

As of September 30, 2024, we had investments at cost, including 938 shares of Elison common stock with an estimated fair value of $5.42 million at 5 July 2024. Our operations have primarily been financed through the issuance of our common stock and cash advances from a related company.

As of September 30, 2024 and 2023, our total current assets were $3,987 and $4,633,791, including discontinuing operations of $4.62 million, respectively.

As of September 30, 2024, our current liabilities were $824,253 and stockholders’ equity was $4.60 million compared to current liabilities of $1,769,541, including discontinuing operations of $1.26 million and stockholder ‘s equity of $2.85 million as of September 30, 2023.

The Company expects that its cash and cash equivalents as of September 30, 2024 will be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements. These conditions may raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued. The Company is currently evaluating raising additional funds through private placements and or public equity financing. However, there can be no assurance that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to us, or at all. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows

The following table presents the major components of the consolidated statements of cash flows:

	For the Year Ended September 30,
	2024	2023

Net cash used in operating activities - continuing operations	$(286,296)	$(275,756)
Net cash (used in) provided by operating activities - discontinued operations	(492,320)	109,361
Net cash used in operating activities	$(778,616)	$(166,395)

Net cash used in investing activities - continuing operations	$(228,084)	$-
Net cash (used in) provided by investing activities - discontinued operations	(7,600)	565,449
Net cash (used in) provided by investing activities	$(235,684)	$565,449

Net cash provided by financing activities - continuing operations	$284,025	$275,756
Net cash provided by financing activities - discontinued operations	111,504	(53,189)
Net cash provided by financing activities	$395,529	$222,567

Operating Activities

Cash flows used in operating activities of our continuing operations for the year ended September 30, 2024 were $0.29 million. The adjustments to reconcile our net loss from continuing operations of $0.31 million to net cash used in operating activities included add-backs for the net positive change in our operating assets and liabilities of $0.02 million. Cash flows used in operating activities of our discontinued operations for the year ended September 30, 2024 were $0.49 million.

Cash flows used in operating activities of our continuing operations for the year ended September 30, 2023 were $0.28 million. The adjustments to reconcile our net loss from continuing operations of $1.32 million to net cash used in operating activities included add-backs for non-cash of stock-based compensation expenses of $1 million, and the net positive change in our operating assets and liabilities of $0.02 million. Cash flows provided by operating activities of our discontinued operations for the year ended September 30, 2023 were $0.11 million.

Investing Activities

Cash flows used in investing activities of our continuing operations for the year ended September 30, 2024 were $0.23 million which is attributed to the cash outflow from disposal of subsidiaries of 0.23 million. Cash flows used in investing activities of our discontinued operations for the year ended September 30, 2024 of $0.01 million were attributed to investing activities of Mega Fortune’s business.

Cash flows provided by investing activities of our continuing operations for the year ended September 30, 2023 were $0. Cash flows provided by investing activities of our discontinued operations for the year ended September 30, 2023 of $0.57 million were cash acquired from purchase of a subsidiary.

Financing Activities

Cash flows provided by financing activities of our continuing operations for the year ended September 30, 2024 were $0.28 million, which is attributed to advances from a related company of $0.28 million. Cash flows provided by financing activities of our discontinued operations for the year ended September 30, 2023 of $0.11 million were primarily attributed to repayment of bank borrowings of $0.08 million and advances from related parties of $0.19 million.

Cash flows provided by financing activities of our continuing operations for the year ended September 30, 2023 were $0.28 million, which is attributed to advances from a related company of $0.28 million. Cash flows used in financing activities of our discontinued operations for the year ended September 30, 2023 of $0.05 million were primarily attributed to repayment of bank borrowings of $0.05 million.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an on-going basis, the Company evaluates all of these estimates and assumptions. Actual results could be different from these estimates.

The historical results of business activities of the three reportable segments, provision of IT maintenance and support services, IoT BPO services and IoT development services in Hong Kong and Australia have been presented in the accompanying consolidated statements of operations for the years ended September 30, 2024 and 2023 as discontinued operations. See Note 3 - Discontinued Operations in the accompanying Notes to the Consolidated Financial Statements. Following presentation of the business activities of the three reportable segments as discontinued operations, the Company has no operations or revenue.

We are currently in the process of developing a business plan. Management intends to explore and identify viable business opportunities including seeking to acquire a business and soliciting good and profitable investment opportunities. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control.

Investments

The Company applies the cost method of accounting to investments when it does not have significant influence or a controlling interest in the investee and the fair value of the investment is not readily determinable. Dividends on cost method investments received are recorded as income.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of the investments during the year ended September 30, 2024 and determined that the Company’s proportionate economic interest in the investments indicate that the investments were not other than temporarily impaired.

Recently issued Accounting Pronouncements

For the impact of recently issued accounting pronouncements on the Company’s consolidated financial statements, see Note 2 (N) of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Report, which is incorporated herein by reference, for a discussion of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Flywheel Advanced Technology, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Flywheel Advanced Technology, Inc. (the “Company”) as of September 30, 2024 and 2023, the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

●	Initial Valuation of Investments - Refer to Note 4, Investments

Critical Audit Matter Description

On July 5, 2024, the Company entered into a share purchase agreement whereby the Company received 938 shares, 9.38% of total equity, of a privately held company, Elison, at an estimated fair value of approximately $5.4 million which is recorded as an investment in the consolidated balance sheets as of September 30, 2024. These investments without readily determinable market values, are valued using significant unobservable inputs that involve considerable judgment by management. The Company uses internal modeling techniques based on projected cash flows and certain other unobservable inputs to value its investments. The significant unobservable inputs may include discount rates, issue specific credit adjustments, material non-public financial information, estimation of future earnings and cash flows, default rate assumptions, and liquidity assumptions.

Given that the Company utilizes valuation models and significant unobservable inputs to estimate the fair value for its investments, performing audit procedures to evaluate these inputs required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation models and significant unobservable inputs utilized by the Company to estimate the fair value of investments included the following, among others:

●	We involved experienced audit team members in the performance of our audit procedures.
●	With the assistance of our fair value specialists, we:

○	Evaluated the valuation models and unobservable inputs used by the Company to estimate fair value of these investments.
○	Developed independent fair value estimates and compared our estimates to the Company’s estimates of these investments.

●	Our audit procedures related to investment valuations using significant unobservable inputs included, among others, assessing whether the valuation methodologies used were appropriate and testing the mathematical accuracy of the valuation models. We obtained management’s valuation models and compared objective inputs used in the models to agreements or underlying source documents provided by the Company. We assessed the appropriateness of certain unobservable inputs and assumptions used in the valuation models by comparing them to underlying support or available market data and evaluating the appropriateness of adjustments.

/s/ BCRG Group

BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2024.

Irvine, CA

January 14, 2025

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	September 30, 2023
ASSETS
CURRENT ASSETS
Prepaid expenses and other current assets	$3,987	$3,667
Assets held for sale	-	4,620,124
Total Current Assets	3,987	4,623,791

INVESTMENTS	5,422,500	-

TOTAL ASSETS	$5,426,487	$4,623,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expenses and other current liabilities	$80,992	$54,894
Due to a related party	743,261	456,966
Liabilities held for sale	-	1,257,681
Total current liabilities	824,253	1,769,541
Total Liabilities	824,253	1,769,541

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value 550,000,000, shares authorized, 29,662,164 shares issued and outstanding as of September 30, 2024 and 2023	2,966	2,966
Paid in Capital	9,129,860	6,677,222
Accumulated other comprehensive income/(loss)	2,743	(2,691)
Accumulated deficit	(4,533,335)	(3,823,247)
Total Stockholders’ Equity	4,602,234	2,854,250

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,426,487	$4,623,791

The accompanying notes are an integral part of these consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Year Ended September 30, 2024	Year Ended September 30, 2023
REVENUE, NET	$-	$-

OPERATING EXPENSES
Professional fees	304,010	1,305,179
General and administrative	8,064	13,884

Total Operating Expenses	312,074	1,319,063

OPERATING LOSS	(312,074)	(1,319,063)

LOSS BEFORE INCOME TAXES	(312,074)	(1,319,063)
Income taxes	-	-

NET LOSS FROM CONTINUING OPERATIONS	(312,074)	(1,319,063)

Discontinued operations, net of tax	(398,014)	236,274

NET LOSS	(710,088)	(1,082,789)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation gain/(loss)	5,434	(2,691)

COMPREHENSIVE LOSS	$(704,654)	$(1,085,480)

Net income (loss) from continuing operations per share - basic and diluted:	$0.12	$(0.06)
Net income (loss) - basic and diluted:	$0.12	$(0.05)
Weighted average number of shares outstanding	29,662,164	23,549,970

The accompanying notes are an integral part of these consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

	Common Stock		Paid	Accumulated other Comprehensive	Accumulated
	Shares	Value	in Capital	(loss)/income	Deficit	Total
Balance at September 30, 2022	17,822,564	$1,782	$2,534,546	$-	$(2,740,458)	$(204,130)

Issuance of common stock for acquisition	8,939,600	894	3,127,966	-	-	3,128,860

Stock-based compensation	2,900,000	290	1,014,710	-	-	1,015,000

Exchange difference on	-	-	-	(2,691)	-	(2,691)

Net loss	-	-	-	-	(1,082,789)	(1,082,789)

Balance at September 30, 2023	$29,662,164	$2,966	$6,677,222	$(2,691)	$(3,823,247)	$2,854,250

Exchange difference on translation	-	-	-	5,434	-	5,434

Gain on Sale of Mega Fortune	-	-	2,452,638	-	-	2,452,638

Net loss	-	-	-	-	(710,088)	(710,088)

Balance at September 30,	29,662,164	$2,966	$9,129,860	$2,743	$(4,533,335)	$4,602,234

The accompanying notes are an integral part of these consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(710,088)	$(1,082,789)
Adjusted to reconcile net loss to cash provided by (used in) operating activities:
Stock-based compensation expenses	-	1,015,000
Amortization	51,653	40,244
Depreciation	3,779	10,592
Lease amortization	35,026	23,802
Allowance of expected credit losses	1,402,732	206,140
Reversal of allowance of expected credit losses	(165,477)	(308,856)
Deferred income taxes	(212,059)	(20,977)
Changes in operating assets and liabilities
(Increase)/decrease in:
Prepaid expenses and other current assets	(320)	(3,667)
Assets held for sale	(1,117,182)	(53,699)
Increase/(decrease) in:
Accrued expenses and other current liabilities	26,098	31,974
Liabilities held for sale	(92,778)	(24,159)
Net cash used in operating activities	(778,616)	(166,395)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from purchase of subsidiaries	-	565,449
Cash outflow from disposal of subsidiaries	(228,084)	-
Purchase of property, plant and equipment	(7,600)	-
Net cash (used in)/provided by investing activities	(235,684)	565,449

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings	(83,876)	(53,189)
Advances from related parties	479,405	275,756
Net cash provided by financing activities	395,529	222,567
NET (DECREASE)/INCREASE IN CASH AND EQUIVALENTS	(618,771)	621,621
EFFECT OF EXCHANGE RATES ON CASH	(2,230)	(620)
AT BEGINNING OF PERIOD	621,001	-

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$621,001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$3,374	$33,492
Cash paid for interest	$15,456	$10,869
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Investment obtained from sales of Mega Fortune	$5,422,500	-

The accompanying notes are an integral part of these consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023

(Unaudited)

NOTE- 1 ORGANIZATION AND BUSINESS BACKGROUND

Flywheel Advanced Technology, Inc. (formerly known as Pan Global Corp.) (“the Company”) was incorporated in the state of Nevada on April 30, 2010.

The Company had the following significant events:

●	Stock Purchase Agreement (July 13, 2021) – In July 2021, the Company entered into a Stock Purchase Agreement between NYJJ Hong Kong Limited (Seller) and Sparta Universal Industrial Ltd. (Purchaser), wherein the Purchaser purchased 10,000,000 shares of Series A-1 Preferred Stock, par value $0.0001 per share (the “Shares”) of the Company. As a result, the Purchaser became approximately 90% holder of the voting rights of the issued and outstanding shares of the Company, on a fully diluted basis and became the controlling shareholder. At the effective date of transfer, David Lazar ceased to be the Company ‘ s Chief Executive Officer, President, Secretary, Chief Financial Officer and Chairman of the Board of as Directors, and the Company appointed Tang Siu Fung as President, Chief Executive Officer, and Chairman of the Board of Directors; Cheng Sin Yi as Secretary, and Treasurer; Tin Sze Wai as Director; Ip Tsz Ying as Director; Ho Yiu Chung as Director; and Lai Chi Chuen as Director.

●	Name Change (November 21, 2021) – On November 21, 2021, Board of directors and majority shareholder approved the change of the Company’s name to “Flywheel Advanced Technology, Inc.”.

●	Reverse Stock Split (July 13, 2022) – On July 13, 2022, the Company completed a 1:100 reverse stock split of the Company’s common stock which became effective on July 14, 2022. As of July 14, 2022, the 1:100 reverse stock split of the Company’s common stock became effective. Following the effectiveness of the reverse stock split, there are currently 1,551,550 shares of common stock issued and outstanding as compared to 155,155,000 shares of the Company’s common stock issued and outstanding prior to the reverse stock split.

●	Ticker Symbol Change (August 5, 2022) – On August 5, 2022, the Company was informed by the FINRA that the new ticker symbol of the Company is “FWFW”.

●	Issuance of Preferred Stock A-1 (September 15, 2022) – On September 15, 2022, the Company filed with the Secretary of State of the State of Nevada an Amendment (the “ Amendment ” ) to the Certificate of Designation for the Series A-1 Preferred Stock (the “Preferred Stock”). The Amendment was approved by the Board of Directors of the Company and Sparta Universal Industrial Ltd. (“Sparta”), the sole holder of all the 10,000,000 issued and outstanding shares of Preferred Stock. Pursuant to the Amendment, the conversion rate of the Preferred Stock was changed to provide that each share of Preferred Stock shall be convertible, at the option of the holder, into 1.62 fully paid and nonassessable shares of the Company’s common stock. The Amendment was necessary as the terms of the Certificate of Designation for the Preferred Stock expressly provided that the conversion ratio of 162 shares of common stock for each share of Preferred Stock would not be reduced in the event of a stock split or other capitalization of the Company.

●	The Company’s outstanding 10,000,000 shares of Preferred Stock were converted on a one for 1.62 basis into 16,200,000 common shares. Concurrently these Preferred Stock were cancelled.

●	Formation of Blue Print Global, Inc. (November 30, 2022) – On November 30, 2022, the Company incorporated Blue Print Global, Inc. ( “ Blue Print ” ) in the British Virgin Islands to establish an operation to source the supply and sale of warehouse patrol robots. The Company holds 70% of Blue Print, and the balance is held by two individuals unrelated to the Company, with each party holding 15%.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Blue Print Agency Agreement (December 7, 2022) – On December 7, 2022, Blue Print entered into an Agency Agreement (the “ Agency Agreement ” ) with International Supply Chain Alliance Co., Ltd. of Hong Kong ( “ ISCA”). Pursuant to the Agency Agreement, Blue Print appointed ISCA as its authorized agent to distribute warehouse patrol robots in the People’ s Republic of China ( “China”). The Agency Agreement is valid for five years and will be automatically renewed for another five years unless a written non-renewal notice is provided by either party at least 30 days before the expiration date. However, there is no early termination option in the Agency Agreement.

●	Share Exchange with QBS System Limited (December 15, 2022) – On December 15, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with QBS System Limited, a limited company incorporated under the laws of Hong Kong ( “ QBS System ” ), and its shareholder, QBS Flywheel Limited, a company incorporated under the laws of Australia (the “Seller”). On March 22, 2023, the Seller transferred and assigned to the Company all of the issued and outstanding shares of QBS System in exchange for 8,939,600 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). Following the closing of the share exchange, there will be no change in the officers and directors of the Company, and QBS System will continue its business as a wholly owned subsidiary of the Company.

●	Common Stock Issuances (May 24, 2023) – On May 24, 2023, the Company issued 1,450,000 shares of common stock to each of Sau Ping Leung and So Ha Tsang. Such shares were issued on May 24, 2023. These two individuals collectively hold 30% of Blue Print.

●	Formation of Mega Fortune Company Limited and Ponte Fides Company Limited (January 30, 2024 and February 13, 2024) – On January 30, 2024 and February 13, 2024, the Company incorporated Mega Fortune Company Limited ( “ Mega Fortune ” ) in the Cayman Islands and Ponte Fides Company Limited (“Ponte Fides”) in the British Virgin Islands, respectively.

●	Transfer of QBS System Shares to Ponte Fides Company Limited (April 29, 2024) – On April 29, 2024, the Company transferred all of the issued and outstanding shares of QBS System at HK$100 under a restructuring. Following the closing of the share transfer, there will be no change in the officers and directors of the Company, and QBS System will continue its business as a wholly owned subsidiary of the Company.

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s subsidiaries are as follows as of September 30, 2024:

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

Pursuant to the guidance in ASC 205-40 Going Concern, for each annual and interim reporting period an entity’s management must evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. To that extent, the Company incurred a net operating loss of approximately $0.3 million, had negative cash flows from operating activities of $0.8 million during the year ended September 30, 2024 and had minimum cash balance as of its fiscal year end. With that said, the Company is currently in process of entering into certain arrangements to raise additional capital, which it believes to be probable of occurring as of the date of the filing. As such, the Company believes that the substantial doubt about our ability to continue as a going concern has been alleviated as a result of consideration of management’s plans.

  (A) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

The historical results of our IoT services business, primarily consisting of Mega Fortune Company Limited and its subsidiaries, Pontes Fides Company Limited, QBS System Limited and QBS System Pty Ltd ,and related activity have been presented in the accompanying consolidated statements of operations and cash flows for the years ended September 30, 2024 and 2023 as discontinued operations. See Note 3 - Discontinued Operations. Unless otherwise specified, disclosures in these consolidated financial statements reflect continuing operations only.

Certain prior year amounts have been reclassified to conform to current year presentation.

  (B) Principles of Consolidation

The accompanying consolidated financial statements are presented using the accrual basis of accounting and include the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (C) Use of estimates

The preparation of consolidated financial statements in accordance with the U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, revenue recognition, allowance for credit losses, the measurement of lease liabilities and right-of-use (“ROU”) assets, measurements of assets and obligations related to employee benefits, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, variable consideration, other obligations for revenue recognition, and other contingencies. Management believes the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates and assumptions are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements

  (D) Financial instruments and concentration of credit risk

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

  (F) Investments

The Company applies the cost method of accounting to investments when it does not have significant influence or a controlling interest in the investee and the fair value of the investment is not readily determinable. Dividends on cost method investments received are recorded as income.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of the investments during the year ended September 30, 2024 and determined that the Company’ s proportionate economic interest in the investments indicate that the investments were not other than temporarily impaired. The carrying value of our cost method investments is reported as “investments” on the consolidated balance sheets. Note 4 contains additional information on our cost method investments.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (G) Fair value of financial instruments

FASB Codification Topic 825 (ASC Topic 825), “Disclosure about Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value (“FV”) of financial instruments. The carrying amounts of accounts receivable, other current assets and prepaid expenses, accounts payable, other payables and accrued liabilities and due to Company companies approximate their FVs because of the short-term nature of the instruments. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial statements.

  (H) Foreign currency translation

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

The exchange rates used to translate amounts in HK$ and AU$ into US$ for the purposes of preparing the consolidated financial statements were as follows:

	July 5 2024	September 30, 2023
Balance sheet items, except for common stock, additional paid-in capital and retained earnings, as of period end	US$1=HK$7.789466	US$1=HK$7.82996
	US$1=AUD1.483845	US$1=AUD1.55615

	For the Period Ended July 5, 2024	For the Year Ended September 30, 2023
Amounts included in the statements of operations and cash flows for the year	US$1=HK$7.81742	US$1=HK$7.84901
	US$1=AUD1.52416	US$1=AUD1.49816

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (I) Other comprehensive (loss)/income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in HK$ and AU$ to US$ is reported as other comprehensive income or loss in the statements of operations and stockholders’ equity.

  (J) Employee benefit plans

Contributions to defined contribution plans are expensed in the period in which services are rendered by the covered employees. The Company recognizes its liabilities for compensated absences dependent on whether the obligation is attributable to employee services already rendered, relates to rights that vest or accumulate and payment is probable and estimable. Refer to Note 14.

  (K) Income taxes

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

  (L) Earning per share

Basic earnings(loss) per share are computed by dividing income available to stockholders by the weighted average number of shares outstanding during the year. Diluted income per share is computed like basic income per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. There were no potentially dilutive securities for 2024 and 2023.

  (M) Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with such liabilities are expensed as incurred.

  (N) Recently Issued Accounting Standards

There are no recently announced, but not yet effective accounting pronouncements that are expected to have a material impact to the Company as of September 30, 2024 and 2023.

(O) Fair Value of Financial Instruments

The assets and liabilities are valued using a fair market basis as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) ASC 820, Fair Value Measurement. Fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. The Company uses a three-level hierarchy established by the FASB that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the fair value hierarchy are described below:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs with little or no market data available, which require the reporting entity to develop its own assumptions.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Financial assets and liabilities are classified in their entirety based on the most conservative level of input that is significant to the fair value measurement.

As of September 30, 2024, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair value measurements at reporting date using:
	Fair value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Investments at September 30, 2024	$5,422,500	$-	$-	$5,422,500

(O) Impairment of Long-lived Assets

The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the overall market outlook for the Company’s technology or the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. Fair value is determined via market, cost and income-based valuation techniques, as appropriate. The fair value is measured on a non-recurring basis using a combination of quoted prices for similar assets in active markets and other unobservable adjustments to historical cost (Level 3) inputs. No such charges were recorded for the years ended December 31, 2023 and December 31, 2022.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DISCONTINUED OPERATIONS

On July 5, 2024, the Company and Mega Fortune Company Limited, its wholly-owned subsidiary, completed the sale (the “Mega Fortune Disposition”) to Mericorn Company Limited (the “Buyer”), of all of the equity associated with the Company ’ s Mega Fortune Company Limited, which is composed of the Company ’ s subsidiaries, Pontes Fides Company Limited, QBS System Limited and QBS System Pty Ltd, pursuant to a Share Purchase Agreement, dated as of July 5, 2024. The Mega Fortune Company Limited and its subsidiaries are engaged in the business of provision of IoT maintenance and support services, IoT BPO services and IoT development services in Hong Kong and Australia. Under the terms of the Share Purchase Agreement, the Buyer paid HK$56,360,000 (or approximately $7,230,000) by the transfer of 938 shares of the Buyer’s wholly owned subsidiary, Elison Virtus Company Limited (“Elison”) from the Buyer to the Company for the Mega Fortune Disposition. As of July 5, 2024, the Company determined that the estimated fair value of 938 shares of Elison was $5,422,500 and the share transfer had been completed. the share transfer had been completed. The Company recognized a pre-tax gain on such sale of $2,452,638. The activities of the three reportable segments, provision of IT maintenance and support services, IoT BPO services and IoT development services in Hong Kong and Australia have been segregated and reported as discontinued operations for all periods presented.

The following table shows calculation of the gain on Sale of Mega Fortune:

July 5, 2024
Fair value of shares of Eilson	$5,422,500
Less: Carrying value of net assets disposed	2,969,862
Gain on Sales of Mega Fortune	$2,452,638

The following table shows the carrying value of net assets disposed:

July 5, 2024
Cash and cash equivalents	$230,232
Other current assets	1,831,334
Non-current assets	2,335,812
Bank loans	(507,441)
Other liabilities	(920,075)
Carrying value of net assets disposed	$2,969,862

The carrying amounts of the assets and liabilities of the three reportable segments were classified as held for sale in our consolidated balance sheets as of September 30, 2023. The asset and liability balances as of September 30, 2023 were classified as current as we anticipated the sale of these assets and liabilities within a one year period. The carrying amounts were as follows:

2023
Cash and cash equivalents	$621,001
Accounts receivable, net of allowances	1,431,201
Due from related parties	116,419
Prepaid expenses and other current assets	389,075
Deferred tax assets	22,481
Total current assets held for sale	2,580,177

Property and equipment, net	6,783
Goodwill	1,840,202
Acquisition-related intangibles	159,481
Right-of-use assets	33,481
Total assets held for sale	$4,620,124

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2023
Bank loans - current portion	$104,608
Accounts payable	78,064
Accrued expenses and other current liabilities	115,195
Due to related parties	365,061
Operating lease liabilities	37,789
Income tax payable	46,699
Total current liabilities for sale	747,416

Bank loans	483,950
Operating lease liabilities	-
Deferred tax liabilities – arise from fair value gain	26,315
Total liabilities for sale	$1,257,681

Summarized results of discontinued operations for the three reportable segments are as follows:

	For the Year Ended September 30,
	2024	2023
Revenue, net	$2,979,793	$1,448,176
Cost of revenue	(1,526,853)	(961,818)
Operating expenses	(2,230,942)	(581,436)
Other income	244,259	344,461
Interest (expenses) income, net	(15,456)	(10,752)
Income from discontinued operations before taxes	(549,199)	238,631
Income taxes	151,185	(2,357)
Income from discontinued operations, net of tax	$(398,014)	$236,274

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized cash flow information for the three reportable segments discontinued operations are as follows:

	Year Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Amortization	$51,653	$40,244
Depreciation	3,779	10,592
Lease amortization	35,026	23,802
Allowance of expected credit losses	1,402,732	206,140
Reversal of allowance of expected credit losses	(165,477)	(308,856)
Deferred income taxes	(212,059)	(20,977)

Increase in accounts receivable	(1,116,593)	(52,747)
Increase in prepaid expenses and other current assets	(589)	(952)
Cash used in assets held for sale	(1,117,182)	(53,699)

Decrease in accounts payable	(51,181)	(137,369)
Decrease in operating lease liabilities	(39,622)	(23,793)
(Decrease)/Increase in accrued expenses and other current liabilities	(60,487)	80,176
Increase in income tax payable	58,512	56,827
Cash used in liabilities held for sale	$(92,778)	$(24,159)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from purchase of a subsidiary	$-	$565,449
Purchase of property, plant and equipment	$(7,600)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings	$(81,605)	$(53,189)
Advances from related party	$193,109	$-

NOTE 4 - INVESTMENTS

	2024	2023
Cost Method Investment
Elison Virtus Company Limited	$5,422,500	$-

On July 5, 2024, the Company entered into a Share Purchase Agreement. As consideration for entering into this agreement, the Company received 938 shares, 9.38% of total equity, of Elison at estimated fair value of $5,422,500 which were determined using generally accepted valuation techniques based on estimates and assumptions made by management.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company owed a related company, Flywheel Financial Strategy (Hong Kong) Company Limited of $743,261 and $456,966 as of September 30, 2024 and 2023, respectively for advances from the related company, which was repayable on demand and interest free.

NOTE 6 – SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Accordingly, the Company did not have any subsequent events that require disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the year ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Luk Yuen Leung	78	President, Chief Executive Officer, and Chairman of the Board of Directors

Luk Yuen Leung has exclusive experience in management and business development in the Garment and Textile Industry. From 1996 to present, Mr. Luk served as director of Polytex Alliance Ltd., a Hong Kong company, where he is responsible for business development strategy and the department’s management.

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

Delinquent Section 16(a) Reports

Not Applicable

Involvement in Certain Legal Proceedings

Our sole director, who is also our sole executive officer, has not been involved in any of the following events during the past ten years:

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal years ended September 30, 2024, and September 30, 2023, to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

For the last two fiscal years ended September 30, 2024, and 2023, the Company has not paid any compensation to its executive officers.

Named Executive Officer Employment Agreements

None.

Termination Provisions

As of the date of this Annual Report, we have no contract, agreement, plan, or arrangement, whether written or unwritten, that provides for payments to a Named Executive Officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a Named Executive Officer, or a change in control of the Company or a change in the Named Executive Officer’s responsibilities, with respect to each Named Executive Officer.

Outstanding Equity Awards at Fiscal Year End

As of September 30, 2024, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of December 27, 2024, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 29,591,164 shares outstanding as of December 27, 2024.

Name and Address of Beneficial Owners of common stock[1]	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
Luk Yuen Leung	-	-	-%

DIRECTORS AND OFFICERS – TOTAL (1 person)	-	-	-%
5% SHAREHOLDERS
Sparta Universal Industrial Ltd.[2]	common stock	11,455,645	38.71%
QBS Flywheel Limited	common stock	8,939,600	30.21%

* Less than 1%.

1 Unless otherwise indicated, the business address of each individual or entity listed in the table is c/o: Flywheel Advanced Technology, Inc., 123 West Nye Lane, Suite 455, Carson City, Nevada 83702.

2 Tang Siu Fung, is the controlling shareholder of Sparta Universal Industrial Ltd., which holds 11,455,645 shares of the Company’s common stock.

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

On July 5, 2024, the Company entered into a share purchase agreement with Mericorn Company, which is 25% held by Ms. Tin Sze Wai, the spouse of Tang Siu Fung, a significant shareholder of FWFW, for the sale of all of the equity in the Company’s wholly owned subsidiary, Mega Fortune, which is comprised of the Company’s subsidiaries Ponte Fides, QBS System and QBS System at consideration of HK$56,360,000 (or approximately $7,230,000). Mericone Company transferred 938 shares of Elison, or 9.38%, held in the name of Mericone Company to FWFW.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	September 30, 2024	September 30, 2023
Audit and Quarterly Review Fees	$90,500	$145,550

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1.1	Articles of Incorporation, filed as Exhibit 3.1 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 27, 2010.

3.1.2	Certificate of Amendment, effective April 26, 2013, filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.

3.1.3	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of Nevada, filed as Exhibit 3.10 to Quarterly Report on Form 10-Q, for the period ended March 31, 2022, filed with the Securities and Exchange Commission on May 13, 2022.

3.2	Bylaws, filed as Exhibit 3.2 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 27, 2010.

3.4.1	Series A Convertible Preferred Stock Certificate of Designations, effective September 24, 2012, filed as Exhibit 3.1 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 26, 2012.

3.4.2	Amendment to the Certificate of Designation of the Series A-1 Preferred Stock as filed with the Secretary of State of the State of Nevada on September 15, 2022, filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 22, 2022.

3.4.3	Series B Non-Convertible Preferred Stock Certificate of Designations, effective November 8, 2012, filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 9, 2012.

3.4.4	Amended and Restated Series C Preferred Stock Certificate of Designation, effective October 18, 2013, filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 18, 2013.

3.4.5	Series D Convertible Preferred Stock Certificate of Designations, filed on October 16, 2012, filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 17, 2013.

10.1	Shareholder Agreement dated December 7, 2022, by and among Flywheel Advance Technology, Inc., So Ha Tsang, and Sau Ping Leung, filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2022.

10.2	Agency Agreement, dated December 7, 2022, by and between International Supply Chain Alliance Co., Ltd. and Blue Print Global, Inc., filed as Exhibit 10.2 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2022.

10.3	Share Exchange Agreement, dated December 15, 2022, by and among Flywheel Advance Technology, Inc., QBS System Limited, and QBS Flywheel Limited., filed as Exhibit 10.3 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2022

10.4	Form of Lock-Up Agreement, filed as Exhibit 10.4 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2023

10.5	Form of Non-Disclosure and Non-Compete Agreement, filed as Exhibit 10.5 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2023

10.6	Engagement Letters, dated April 1, 2022, between QBS System Limited and [redacted] for System IoT Business Process Outsourcing Services, filed as Exhibit 10.6 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2023

10.7	Engagement Letter, dated December 11, 2020, between QBS System Limited and [redacted] Security and Monitoring Services, filed as Exhibit 10.7 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2023

10.8	Facility Letter, dated April 27, 2020, from the Bank of China (Hong Kong) Limited to QBS System, filed as Exhibit 10.8 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2023

10.9	Facility Letter, dated October 10, 2020, from the Bank of China (Hong Kong) Limited to QBS System, filed as Exhibit 10.9 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2023

10.10	Facility Letter, dated June 28, 2021, from the Bank of China (Hong Kong) Limited to QBS System, filed as Exhibit 10.10 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2023

99.1	Notice of Entry of Order Barring Claims and Terminating Custodianship, filed as Exhibit 99.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 16, 2020.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

Dated: January 14, 2025	By:	/s/ Luk Yuen Leung
Luk Yuen Leung Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

-27-