Form 10-Q
period 2024-12-31
FLYWHEEL ADVANCED TECHNOLOGY, INC.
filed 2025-02-13
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

The number of shares outstanding of the registrant’s common stock as of February 13, 2025, was 29,591,164 shares.

2

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

3

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2024	2024
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Prepaid expenses and other current assets	$2,952	$3,987
INVESTMENTS	5,422,500	5,422,500
TOTAL ASSETS	$5,425,452	$5,426,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$29,636	$80,992
Due to a related party	820,295	743,261
Total current liabilities	849,931	824,253

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value 550,000,000, shares authorized, 29,662,164 shares issued and outstanding as of December 31, 2024 and September 30, 2024	2,966	2,966
Paid in Capital	9,129,860	9,129,860
Accumulated other comprehensive income/(loss)	2,743	2,743
Accumulated deficit	(4,560,048)	(4,533,335)
Total Stockholders’ Equity	4,575,521	4,602,234
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,425,452	$5,426,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended
	December 31,
	2024	2023
REVENUE, NET	$-	$-

OPERATING EXPENSES
Professional fees	25,624	168,135
General and administrative	1,089	1,153
Total Operating Expenses	26,713	169,288

OPERATING LOSS	(26,713)	(169,288)

LOSS BEFORE INCOME TAXES	(26,713)	(169,288)

Income taxes	-	-
NET LOSS FROM CONTINUING OPERATIONS	(26,713)	(169,288)

Discontinued operations, net of tax	-	80,978

NET LOSS	(26,713)	(88,310)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	-	8,543

COMPREHENSIVE LOSS	$(26,713)	$(79,767)

Net loss from continuing operations per share - basic and diluted:	$(0.00)	$(0.01)

Net loss - basic and diluted:	$(0.00)	$(0.00)
Weighted average number of shares Outstanding	29,662,164	29,662,164

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
				other
	Common Stock		Paid	comprehensive	Accumulated
	Shares	Value	in Capital	(loss)/income	Deficit	Total

Balance at September 30,	29,662,164	$2,966	$9,129,860	$2,743	$(4,533,335)	$4,602,234
Net loss	-	-	-	-	(26,713)	(26,713)

Balance at December 31,	29,662,164	$2,966	$9,129,860	$2,743	$(4,560,048)	$4,575,521

				Accumulated
				other
	Common Stock		Paid	comprehensive	Accumulated
	Shares	Value	in Capital	(loss)/income	Deficit	Total

Balance at September 30, 2023	29,662,164	$2,966	$6,677,222	$(2,691)	$(3,823,247)	$2,854,250

Exchange difference on translation	-	-	-	8,543	-	8,543
Net loss	-	-	-	-	(88,310)	(88,310)

Balance at December 31,	29,662,164	$2,966	$6,677,222	$5,852	$(3,911,557)	$2,774,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(26,713)	$(88,310)
Adjusted to reconcile net loss to cash provided (used) by operating activities:
Amortization	-	17,218
Depreciation	-	1,968
Lease amortization	-	12,201
Allowance of expected credit losses	-	59,250
Reversal of allowance of expected credit losses	-	(85,373)
Deferred income taxes	-	879
Changes in operating assets and liabilities (Increase)/decrease in:
Prepaid expenses and other current assets	1,035	1,669
Assets held for sale Increase/(decrease) in:	-	(270,420)
Accrued expenses and other current liabilities	(51,356)	22,519
Liabilities held for sale	-	(27,541)
Net cash used in operating activities	(77,034)	(355,940)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(5,176)
Net cash used in investing activities	-	(5,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank overdraft	-	127,914
Repayment of borrowings	-	(26,986)
Advances from/ (Repayment to) related party	77,034	(46,862)
Net cash provided by financing activities	77,034	54,066

NET DECREASE IN CASH AND EQUIVALENTS	-	(307,050)
EFFECT OF EXCHANGE RATES ON CASH	-	2,416
AT BEGINNING OF PERIOD	-	621,001

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$316,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$5,249

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

December 30, 2024 and 2023

(Unaudited)

NOTE- 1 ORGANIZATION AND BUSINESS BACKGROUND

Flywheel Advanced Technology, Inc. (formerly known as Pan Global Corp.) (“the Company”) was incorporated in the state of Nevada on April 30, 2010.

The Company had the following significant events:

●	Stock Purchase Agreement (July 13, 2021) – In July 2021, the Company entered into a Stock Purchase Agreement between NYJJ Hong Kong Limited (Seller) and Sparta Universal Industrial Ltd. (Purchaser), wherein the Purchaser purchased 10,000,000 shares of Series A-1 Preferred Stock, par value $0.0001 per share (the “Shares”) of the Company. As a result, the Purchaser became approximately 90% holder of the voting rights of the issued and outstanding shares of the Company, on a fully diluted basis and became the controlling shareholder. At the effective date of transfer, David Lazar ceased to be the Company ’ s Chief Executive Officer, President, Secretary, Chief Financial Officer and Chairman of the Board of as Directors, and the Company appointed Tang Siu Fung as President, Chief Executive Officer, and Chairman of the Board of Directors; Cheng Sin Yi as Secretary, and Treasurer; Tin Sze Wai as Director; Ip Tsz Ying as Director; Ho Yiu Chung as Director; and Lai Chi Chuen as Director.

●	Name Change (November 21, 2021) – On November 21, 2021, Board of directors and majority shareholder approved the change of the Company’s name to “Flywheel Advanced Technology, Inc.”.

●	Reverse Stock Split (July 13, 2022) – On July 13, 2022, the Company completed a 1:100 reverse stock split of the Company’s common stock which became effective on July 14, 2022. As of July 14, 2022, the 1:100 reverse stock split of the Company ’ s common stock became effective. Following the effectiveness of the reverse stock split, there are currently 1,551,550 shares of common stock issued and outstanding as compared to 155,155,000 shares of the Company ’ s common stock issued and outstanding prior to the reverse stock split.

●	Ticker Symbol Change (August 5, 2022) – On August 5, 2022, the Company was informed by the FINRA that the new ticker symbol of the Company is “FWFW”.

●	Issuance of Preferred Stock A-1 (September 15, 2022) – On September 15, 2022, the Company filed with the Secretary of State of the State of Nevada an Amendment (the ” Amendment ” ) to the Certificate of Designation for the Series A-1 Preferred Stock (the “Preferred Stock”). The Amendment was approved by the Board of Directors of the Company and Sparta Universal Industrial Ltd. (“Sparta”), the sole holder of all the 10,000,000 issued and outstanding shares of Preferred Stock. Pursuant to the Amendment, the conversion rate of the Preferred Stock was changed to provide that each share of Preferred Stock shall be convertible, at the option of the holder, into 1.62 fully paid and nonassessable shares of the Company’s common stock. The Amendment was necessary as the terms of the Certificate of Designation for the Preferred Stock expressly provided that the conversion ratio of 162 shares of common stock for each share of Preferred Stock would not be reduced in the event of a stock split or other capitalization of the Company.

●	The Company’s outstanding 10,000,000 shares of Preferred Stock were converted on a one for 1.62 basis into 16,200,000 common shares. Concurrently these Preferred Stock were cancelled.

●	Formation of Blue Print Global, Inc. (November 30, 2022) – On November 30, 2022, the Company incorporated Blue Print Global, Inc. ( ” Blue Print ” ) in the British Virgin Islands to establish an operation to source the supply and sale of warehouse patrol robots. The Company holds 70% of Blue Print, and the balance is held by two individuals unrelated to the Company, with each party holding 15%.

●	Blue Print Agency Agreement (December 7, 2022) – On December 7, 2022, Blue Print entered into an Agency Agreement (the “Agency Agreement”) with International Supply Chain Alliance Co., Ltd. of Hong Kong (“ISCA”). Pursuant to the Agency Agreement, Blue Print appointed ISCA as its authorized agent to distribute warehouse patrol robots in the People’s Republic of China (“China”). The Agency Agreement is valid for five years and will be automatically renewed for another five years unless a written non-renewal notice is provided by either party at least 30 days before the expiration date. However, there is no early termination option in the Agency Agreement.

●	Share Exchange with QBS System Limited (December 15, 2022) – On December 15, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with QBS System Limited, a limited company incorporated under the laws of Hong Kong ( ” QBS System ” ), and its shareholder, QBS Flywheel Limited, a company incorporated under the laws of Australia (the “Seller”). On March 22, 2023, the Seller transferred and assigned to the Company all of the issued and outstanding shares of QBS System in exchange for 8,939,600 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). Following the closing of the share exchange, there will be no change in the officers and directors of the Company, and QBS System will continue its business as a wholly owned subsidiary of the Company.

●	Common Stock Issuances (May 24, 2023) – On May 24, 2023, the Company issued 1,450,000 shares of common stock to each of Sau Ping Leung and So Ha Tsang. Such shares were issued on May 24, 2023. These two individuals collectively hold 30% of Blue Print.

●	Formation of Mega Fortune Company Limited and Ponte Fides Company Limited (January 30, 2024 and February 13, 2024) – On January 30, 2024 and February 13, 2024, the Company incorporated Mega Fortune Company Limited ( ” Mega Fortune ” ) in the Cayman Islands and Ponte Fides Company Limited (“Ponte Fides”) in the British Virgin Islands, respectively.

●	Transfer of QBS System Shares to Ponte Fides Company Limited (April 29, 2024) – On April 29, 2024, the Company transferred all of the issued and outstanding shares of QBS System at HK$100 under a restructuring. Following the closing of the share transfer, there will be no change in the officers and directors of the Company, and QBS System will continue its business as a wholly owned subsidiary of the Company.

●	Sale of QBS System, Ponte Fides, and Mega Fortune (July 5, 2024) – On July 5, 2024, the Company and Mega Fortune, its wholly-owned subsidiary, completed the sale (the “Mega Fortune Disposition”) to Mericorn Company Limited (the ” Buyer “ ), which is non-wholly owned and controlled by spouse of an owner of a significant shareholder of FWFW, of all of the equity associated with Mega Fortune, which is comprised of the Company ’ s subsidiaries, Ponte Fides, QBS System and QBS System Pty, pursuant to a Share Purchase Agreement, dated as of July 5, 2024. Mega Fortune and its subsidiaries are engaged in the business of provision of IoT maintenance and support services, IoT BPO services and IoT development services in Hong Kong and Australia. Under the terms of the Share Purchase Agreement, the Buyer paid HK$56,360,000 (or approximately $7,230,000) by the transfer of 938 shares of the Buyer’s wholly owned subsidiary, Elison Virtus Company Limited (“Elison”) from the Buyer to the Company for the Mega Fortune Disposition.

The Company’s subsidiaries are as follows as of December 31, 2024:

Name of Corporation	Date of Formation	Ownership	Description of Business
Flywheel Advanced Technology, Inc. (Nevada Corporation)	April 30, 2010	100%	Parent Company

Blue Print Global, Inc. (British Virgin Islands Corporation)	November 30, 2022	70%	Establish an operation to source the supply and sale of warehouse patrol robots.

We use the terms “Company”, “we” and “us” to refer to both Flywheel Advanced Technology, Inc. and its subsidiaries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying unaudited interim consolidated financial statements (“consolidated financial statements”) have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

(B) Unaudited Interim Consolidated financial statements

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its wholly owned and majority owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ( ” GAAP ” ) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2024 included in the Company’s Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

(C) Going Concern

Pursuant to the guidance in ASC 205-40 Going Concern, for each annual and interim reporting period an entity’s management must evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. To that extent, the Company incurred a net operating loss of approximately $0.03 million, had negative cash flows from operating activities of $0.08 million during the three months ended December 31, 2024 and had minimum cash balance as of its fiscal year end. With that said, the Company is currently in process of entering into certain arrangements to raise additional capital, which it believes to be probable of occurring as of the date of the filing. As such, the Company believes that the substantial doubt about our ability to continue as a going concern has been alleviated as a result of consideration of management’s plans.

(D) Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are presented using the accrual basis of accounting and include the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(E) Use of estimates

The preparation of unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these unaudited condensed consolidated financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

(F) Investments

The Company applies the cost method of accounting to investments when it does not have significant influence or a controlling interest in the investee and the fair value of the investment is not readily determinable. Dividends on cost method investments received are recorded as income.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of the investments during the three months ended December 31, 2024 and determined that the Company’ s proportionate economic interest in the investments indicate that the investments were not other than temporarily impaired. The carrying value of our cost method investments is reported as “investments” on the consolidated balance sheets. Note 4 contains additional information on our cost method investments.

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

NOTE 3 – DISCONTINUED OPERATIONS

On July 5, 2024, the Company and Mega Fortune Company Limited, its wholly-owned subsidiary, completed the sale (the “Mega Fortune Disposition”) to Mericorn Company Limited (the “Buyer”), of all of the equity associated with the Company ’ s Mega Fortune Company Limited, which is composed of the Company ’ s subsidiaries, Pontes Fides Company Limited, QBS System Limited and QBS System Pty Ltd, pursuant to a Share Purchase Agreement, dated as of July 5, 2024. The Mega Fortune Company Limited and its subsidiaries are engaged in the business of provision of IoT maintenance and support services, IoT BPO services and IoT development services in Hong Kong and Australia. Under the terms of the Share Purchase Agreement, the Buyer paid HK$56,360,000 (or approximately $7,230,000) by the transfer of 938 shares of the Buyer’ s wholly owned subsidiary, Elison Virtus Company Limited ( ” Elison ” ) from the Buyer to the Company for the Mega Fortune Disposition. As of July 5, 2024, the Company determined that the estimated fair value of 938 shares of Elison was $5,422,500 and the share transfer had been completed. the share transfer had been completed. The Company recognized a pre-tax gain on such sale of $2,452,638. The activities of the three reportable segments, provision of IT maintenance and support services, IoT BPO services and IoT development services in Hong Kong and Australia have been segregated and reported as

Summarized results of discontinued operations for the three reportable segments are as follows:

For the three
months ended
December 31,
2023
Revenue, net	$625,809
Cost of revenue	(414,378)
Operating expenses	(220,464)
Other income	103,801
Interest (expenses) income, net	(5,186)
Income from discontinued operations before taxes	89,582

Income taxes	(8,604)
Income from discontinued
operations, net of tax	$80,978

Summarized cash flow information for the three reportable segments discontinued operations are as follows:

For the three months ended December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Amortization	$17,218
Depreciation	1,968
Lease amortization	12,201
Allowance of expected credit losses	59,250
Reversal of allowance of expected credit losses	(85,373)
Deferred income taxes	879

Increase in accounts receivable	(270,420)
Cash used in assets held for sale	(270,420)

Decrease in accounts payable	(47,758)
Decrease in operating lease liabilities	(13,359)
Increase in accrued expenses and other current liabilities	25,851
Increase in income tax payable	7,725
Cash used in liabilities held for sale	$(27,541)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	$(5,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank overdraft	$127,914
Repayment of borrowings	(26,986)
Repayment to related party	$(191,963)

NOTE 4 - INVESTMENTS

	December 31,	September 30,
	2024	2024
Cost Method Investment
Elison Virtus Company Limited	$5,422,500	$5,422,500

On July 5, 2024, the Company entered into a Share Purchase Agreement. As consideration for entering into this agreement, the Company received 938 shares, 9.38% of total equity, of Elison at estimated fair value of $5,422,500 which were determined using generally accepted valuation techniques based on estimates and assumptions made by management.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company owed a related company, Flywheel Financial Strategy (Hong Kong) Company Limited of $820,295 and $743,261 as of December 31, 2024 and 2023, respectively for advances from the related company, which was repayable on demand and interest free.

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

As used in this quarterly report on Form 10-Q, “we”, “our”, “us”, “Company” or “FWFW” refer to Flywheel Advanced Technology, Inc., a Nevada corporation and its subsidiaries, unless the context requires otherwise.

Overview

Flywheel Advanced Technology, Inc. (formerly known as Pan Global Corp.) was incorporated in the state of Nevada on April 30, 2010. On November 30, 2022, FWFW incorporated Blue Print Global, Inc. (“Blue Print”) in the British Virgin Islands to establish operations for sourcing and selling warehouse patrol robots. FWFW holds a 70% stake in Blue Print, with the remaining 30% divided equally between two individuals unrelated to the Company, each holding 15%. On March 22, 2023, FWFW acquired QBS System Limited (“QBS System”), a company incorporated under the laws of Hong Kong. FWFW and its subsidiaries were established to provide Internet of Things (“IoT”) solutions and services, assisting clients in building applications using available IoT devices, sensors, frameworks, and platforms, integrating hardware and software solutions with clients’ existing infrastructures, or implementing new IoT solutions for enterprises.

Through QBS System, we offered a comprehensive range of IoT services, including consulting, development and implementation, analytics, support, and continuous evolution. QBS System’s business portfolio encompassed IoT integration solutions, maintenance and support services, IoT projects and ventures, Business Process Outsourcing (“BPO”) services, and nearly twelve years of experience in Hong Kong providing both IoT software and hardware engineering services. Its clientele spanned a wide array of industries, including logistics and supply chain management, food & beverage, automation, and smart buildings. QBS System’s IoT solutions supported applications such as connected enterprise equipment and industrial assets, including machines and robots, which are integral to the fourth industrial revolution, or “Industry 4.0.”

On January 30, 2024, and February 13, 2024, the Company incorporated Mega Fortune Company Limited (“Mega Fortune”) in the Cayman Islands and Ponte Fides Company Limited (“Ponte Fides”) in the British Virgin Islands, respectively. On April 29, 2024, the Company transferred all issued and outstanding shares of QBS System to Ponte Fides for HK$100 as part of a restructuring. Following the completion of the share transfer, there were no changes to the officers and directors of the Company, and QBS System continued its operations as a wholly owned subsidiary of the Company.

On July 30, 2024, Tang Siu Fung notified the Company of his resignation from all positions, including sole director, Chief Executive Officer, and President, effective as of the close of business on July 30, 2024. In connection with his resignation as Chief Executive Officer and President, Mr. Tang was also removed as the “Principal Executive Officer,” “Principal Financial Officer,” and “Principal Accounting Officer” for Securities and Exchange Commission (“SEC”) reporting purposes.

On the same day, July 30, 2024, the Company appointed Luk Yuen Leung as President, Chief Executive Officer, and Chairman of the Board of Directors, effective as of the close of business on July 30, 2024. Mr. Leung was appointed to serve until his successor is duly appointed, unless he resigns, is removed from office, or is otherwise disqualified from serving as an officer and/or director of the Company. In connection with his appointment as Chief Executive Officer and President, Mr. Leung was designated as the Company’s “Principal Executive Officer,” “Principal Financial Officer,” and “Principal Accounting Officer” for SEC reporting purposes.

On August 2, 2024, Cheng Sin Yi notified the Company of her resignation from all positions, including Secretary and Treasurer, effective as of the close of business on August 2, 2024. Ms. Cheng’s resignation did not arise from any disagreement with the Company regarding its operations, policies, or practices.

On August 4, 2024, the Company appointed Luk Yuen Leung as Treasurer and Secretary, effective immediately, to serve until his successor is duly appointed, unless he resigns, is removed from office, or is otherwise disqualified from serving as an officer of the Company.

On August 5, 2024, Tang Siu Fung notified Blue Print of his resignation as the sole director of Blue Print. His resignation did not arise from any disagreement with the Company regarding its operations, policies, or practices. On the same date, Blue Print appointed Luk Yuen Leung as a director and officer, effective immediately. Mr. Leung was appointed to serve until his successor is duly appointed, unless he resigns, is removed from office, or is otherwise disqualified from serving as an officer and/or director of Blue Print.

As a result of the Mega Fortune Disposition, the Company is now classified as a “shell company”.

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

Plan of Operation

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

Potential Acquisition Structure

Should the Company pursue an acquisition, for which no assurances can be given, the structure of the transaction will depend on the specific opportunity, the needs of the Company, and the negotiating strength of all parties involved. Possible structures include leases, purchase and sale agreements, licenses, joint ventures, and other contractual arrangements. The Company may participate directly or indirectly through partnerships, corporations, or other forms of organization. Implementing such structures could involve mergers, consolidations, or reorganizations, and the Company may not necessarily emerge as the surviving entity.

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

Competition and Market Conditions

We face significant competition in our efforts to identify and pursue a viable business venture. Our primary competitors are expected to include other organizations established and funded for similar purposes, such as small venture capital firms, blank check companies, and high-net-worth investors, many of which possess substantially greater financial and operational resources than we do.

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

Regulation

As of the date of this report, we are required to file reports with the SEC in compliance with Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”).

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

Results of Operations:

Comparison of the Three Months Ended December 31, 2024 and 2023

The following table provides the consolidated results of our continuing operations:

	For the Three Months Ended December 31,
	2024	2023

Revenue, net	$-	$-
Operating expenses	(26,713)	(169,288)
LOSS FROM OPERATIONS	(26,713)	(169,288)
LOSS BEFORE INCOME TAXES	(26,713)	(169,288)
Income taxes	-	-
NET LOSS FROM CONTINUING OPERATIONS	(26,713)	(169,288)
Discontinued operations, net of tax	-	80,978
NET LOSS	(26,713)	(88,310)
Foreign currency translation loss	-	8,543
COMPREHENSIVE LOSS	$(26,713)	$(79,767)

Revenue

During the three months ended December 31, 2024, and 2023, we did not have any revenues.

Operating expenses

General and administrative expenses

During the three months ended December 31, 2024, our operating expenses consisted primarily of professional fees of $25,624 and filing and other fees of $1,089. During the three months ended December 31, 2023, our operating expenses consisted primarily of professional fees arising from acquisition of QBS System of $168,135 and filing and other fees of $1,153.

All operating expenses related to the QBS System segment were classified as held for sale or into discontinued operations due to the Mega Fortune Disposition.

Income tax expenses

There is no income tax expenses for the three months ended December 31, 2024 and 2023.

Discontinued Operations

Net profit from discontinued operations of $0 during the three months ended December 31, 2024, compared to net profit from discontinued operations of $80,978 during the three months ended December 31, 2023. The change was primarily attributable to the Mega Fortune Disposition, which was completed on July 5, 2024.

Net loss

Net loss decreased by $61,597 to $26,713 from $88,310 for the three months ended December 31, 2024, compared to the same period in 2023. This decrease is primarily driven by a decrease in professional fees which were incurred for acquisition of QBS System in 2023.

Other comprehensive income

Foreign currency translation gain

There is no foreign currency translation gain for the three months ended December 31, 2024, and 2023.

Liquidity and Capital Resources

Comparison of the Three Months Ended December 31, 2024 and 2023

Our use of cash was primarily related to discontinued operations including cash used in operating activities and bank borrowings. As of December 31, 2024, we had $0 in cash and cash equivalents as compared to $316,367 for the same period ended December 31, 2023.

Cash flows from operating activities generally reflect the net loss, adjusted for certain non-cash items, including depreciation and amortization, changes in deferred taxes, and adjustments to the allowance for expected credit losses. For the three months ended December 31, 2024, cash used in operating activities amounted to $77,034, compared to $355,940 for the same period in 2023. This decrease of $210,840 in cash used during the three months ended December 31, 2024 was primarily due to discontinued operations.

Cash flows from investing activities reflect capital expenditure for the purchase of Company’s assets. Cash used in investing activities during the three month ended December 31, 2024 was $0 compared to cash from investing activities of $5,176 due to acquisition of QBS system during the three months ended December 31, 2023.

Cash flows used in financing activities generally reflect changes in debt activity during the period. Net cash provided by financing activities was $77,034 for the three months ended December 31, 2024, compared to net cash provided by financing activities of $54,066 for the three months ended December 31, 2023. Net cash provided by financing activities for the three months ended December 31, 2024, was primarily attributable to advance from a related party of $77,034. Net cash provided by financing activities for the three months ended December 31, 2023, was primarily attributable to proceeds from bank overdraft of US$127,914 netting off repayment of borrowings of $26,986 and repayment to related party of $46,862.

Management believes the cash on hand combined with net cash provided by financing activities will be sufficient to fund operations for the next 12 months and beyond.

Going Concern

The Company incurred a net operating loss of approximately $0.03 million, had negative cash flows from operating activities of $0.08 million during the three months ended December 31, 2024, and had minimum cash balance as of its fiscal year end. The Company is currently in the process of entering into certain arrangements to raise additional capital, which it believes to be probable of occurring as of the date of the filing. As such, the Company believes that the substantial doubt about our ability to continue as a going concern has been alleviated as a result of consideration of management’s plans.

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

Recently issued Accounting Pronouncements

For the impact of recently issued accounting pronouncements on the Company’s consolidated financial statements, see Note 2 (H) to the unaudited condensed consolidated financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (who is the same person), to allow for timely decisions regarding required disclosure.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended December 31, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	Not applicable.

(b)	Item 407(c)(3) of Regulation S-K: During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

(c)	Item 408(a) of Regulation S-K – Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements - During the three months ended December 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description
31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2025

FLYWHEEL ADVANCED TECHNOLOGY, INC.

By:	/s/ Luk Yuen Leung
Name:	Luk Yuen Leung
Title:	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

