Form 10-Q
period 2025-06-30
FLYWHEEL ADVANCED TECHNOLOGY, INC.
filed 2025-08-12
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares outstanding of the registrant’s common stock as of July 29, 2025, was 29,591,164 shares.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2025 AND 2024

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONTENTS

Pages
Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and September 30, 2024	4

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income/(loss) for the Three and Nine Months Ended June 30, 2025 and June 30, 2024	5

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity	6

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2025 and June 30, 2024	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2025	2024
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Prepaid expenses and other current assets	$7,895	$3,987

INVESTMENTS	5,422,500	5,422,500

TOTAL ASSETS	$5,430,395	$5,426,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$18,649	$80,992
Due to a related party	880,025	743,261
Total current liabilities	898,674	824,253

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value 550,000,000, shares authorized, 29,662,164 shares issued and outstanding as of June 30, 2025 and September 30, 2024	2,966	2,966
Paid in Capital	9,129,860	9,129,860
Accumulated other comprehensive income	2,743	2,743
Accumulated deficit	(4,603,848)	(4,533,335)
Total Stockholders’ Equity	4,531,721	4,602,234
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,430,395	$5,426,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended June 30,		For the Nine months ended June 30,
	2025	2024	2025	2024
REVENUE, NET	$-	$-	$-	$-
OPERATING EXPENSES
Professional fees	24,032	103,650	66,900	316,387
General and administrative	1,229	1,426	3,613	3,818
Total Operating Expenses	25,261	105,076	70,513	320,205
OPERATING LOSS	(25,261)	(105,076)	(70,513)	(320,205)
LOSS BEFORE INCOME TAXES	(25,261)	(105,076)	(70,513)	(320,205)
Income taxes	-	-	-	-
NET LOSS FROM CONTINUING OPERATIONS	(25,261)	(105,076)	(70,513)	(320,205)
Discontinued operations, net of tax	-	67,213	-	125,699
NET LOSS	(25,261)	(37,863)	(70,513)	(194,506)
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	-	3,873	-	6,872
COMPREHENSIVE LOSS	$(25,261)	$(33,990)	$(70,513)	$(187,634)
Net loss from continuing operations per share - basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net loss - basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of shares outstanding	29,662,164	29,662,164	29,662,164	29,662,164

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Paid in	Accumulated other comprehensive	Accumulated
	Shares	Value	Capital	(loss)/income	Deficit	Total

Balance at September 30, 2024	29,662,164	$2,966	$9,129,860	$2,743	$(4,533,335)	$4,602,234

Net loss	-	-	-	-	(26,713)	(26,713)

Balance at December 31, 2024	29,662,164	$2,966	$9,129,860	$2,743	$(4,560,048)	$4,575,521

Net loss	-	-	-	-	(18,539)	(18,539)

Balance at March 31, 2025	29,662,164	$2,966	$9,129,860	$2,743	$(4,578,587)	$4,556,982

Net loss	-	-	-	-	(25,261)	(25,261)

Balance at June 30, 2025	29,662,164	$2,966	$9,129,860	$2,743	$(4,603,848)	$4,531,721

	Common Stock		Paid in	Accumulated other comprehensive	Accumulated
	Shares	Value	Capital	(loss)/income	Deficit	Total

Balance at September 30, 2023	29,662,164	$2,966	$6,677,222	$(2,691)	$(3,823,247)	$2,854,250

Exchange difference on translation	-	-	-	8,543	-	8,543

Net loss	-	-	-	-	(88,310)	(88,310)

Balance at December 31, 2023	29,662,164	$2,966	$6,677,222	$5,852	$(3,911,557)	$2,774,483

Exchange difference on translation	-	-	-	(5,544)	-	(5,544)

Net loss	-	-	-	-	(68,333)	(68,333)

Balance at March 31, 2024	29,662,164	$2,966	$6,677,222	$308	$(3,979,890)	$2,700,606

Exchange difference on translation	-	-	-	3,873	-	3,873

Net loss	-	-	-	-	(37,863)	(37,863)

Balance at June 30, 2024	29,662,164	$2,966	$6,677,222	$4,181	$(4,017,753)	$2,666,616

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine months June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,513)	$(194,506)
Adjusted to reconcile net loss to cash provided (used) by operating activities:
Amortization	-	51,653
Depreciation	-	3,779
Lease amortization	-	35,026
Allowance of expected credit losses	-	736,141
Reversal of allowance of expected credit losses	-	(165,477)
Deferred income taxes	-	(102,071)
Changes in operating assets and liabilities
(Increase)/decrease in:
Prepaid expenses and other current assets	(3,908)	(2,138)
Assets held for sale	-	(1,017,030)
Increase/(decrease) in:
Accrued expenses and other current liabilities	(62,343)	39,056
Liabilities held for sale	-	(79,667)
Net cash used in operating activities	(136,764)	(695,234)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance to related parties	-	109
Purchase of property, plant and equipment	-	(7,600)
Net cash used in investing activities	-	(7,491)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings	-	(81,605)
Advances from related party	136,764	318,568
Net cash provided by financing activities	136,764	236,963

NET DECREASE IN CASH AND EQUIVALENTS	-	(465,762)
EFFECT OF EXCHANGE RATES ON CASH	-	1,310
AT BEGINNING OF PERIOD	-	621,001

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$156,549

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for income taxes	$-	$3,374
Cash paid for interest	$-	$15,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

June 30, 2025 and 2024

(Unaudited)

NOTE- 1 ORGANIZATION AND BUSINESS BACKGROUND

Flywheel Advanced Technology, Inc. (formerly known as Pan Global Corp.) (“the Company”) was incorporated in the state of Nevada on April 30, 2010.

The Company had the following significant events:

●	Stock Purchase Agreement (July 13, 2021) – In July 2021, the Company entered into a Stock Purchase Agreement between NYJJ Hong Kong Limited (Seller) and Sparta Universal Industrial Ltd. (Purchaser), wherein the Purchaser purchased 10,000,000 shares of Series A-1 Preferred Stock, par value $0.0001 per share (the “Shares”) of the Company. As a result, the Purchaser became approximately 90% holder of the voting rights of the issued and outstanding shares of the Company, on a fully diluted basis and became the controlling shareholder. At the effective date of transfer, David Lazar ceased to be the Company ‘ s Chief Executive Officer, President, Secretary, Chief Financial Officer and Chairman of the Board of as Directors, and the Company appointed Tang Siu Fung as President, Chief Executive Officer, and Chairman of the Board of Directors; Cheng Sin Yi as Secretary, and Treasurer; Tin Sze Wai as Director; Ip Tsz Ying as Director; Ho Yiu Chung as Director; and Lai Chi Chuen as Director.
●	Name Change (November 21, 2021) – On November 21, 2021, Board of directors and majority shareholder approved the change of the Company’s name to “Flywheel Advanced Technology, Inc.”.
●	Reverse Stock Split (July 13, 2022) – On July 13, 2022, the Company completed a 1:100 reverse stock split of the Company’s common stock which became effective on July 14, 2022. As of July 14, 2022, the 1:100 reverse stock split of the Company ‘ s common stock became effective. Following the effectiveness of the reverse stock split, there are currently 1,551,550 shares of common stock issued and outstanding as compared to 155,155,000 shares of the Company ‘ s common stock issued and outstanding prior to the reverse stock split.
●	Ticker Symbol Change (August 5, 2022) – On August 5, 2022, the Company was informed by the FINRA that the new ticker symbol of the Company is “FWFW”.
●	Issuance of Preferred Stock A-1 (September 15, 2022) – On September 15, 2022, the Company filed with the Secretary of State of the State of Nevada an Amendment (the “ Amendment “ ) to the Certificate of Designation for the Series A-1 Preferred Stock (the “Preferred Stock”). The Amendment was approved by the Board of Directors of the Company and Sparta Universal Industrial Ltd. (“Sparta”), the sole holder of all the 10,000,000 issued and outstanding shares of Preferred Stock. Pursuant to the Amendment, the conversion rate of the Preferred Stock was changed to provide that each share of Preferred Stock shall be convertible, at the option of the holder, into 1.62 fully paid and nonassessable shares of the Company’s common stock. The Amendment was necessary as the terms of the Certificate of Designation for the Preferred Stock expressly provided that the conversion ratio of 162 shares of common stock for each share of Preferred Stock would not be reduced in the event of a stock split or other capitalization of the Company.
●	The Company’s outstanding 10,000,000 shares of Preferred Stock were converted on a one for 1.62 basis into 16,200,000 common shares. Concurrently these Preferred Stock were cancelled.
●	Formation of Blue Print Global, Inc. (November 30, 2022) – On November 30, 2022, the Company incorporated Blue Print Global, Inc. ( “ Blue Print “ ) in the British Virgin Islands to establish an operation to source the supply and sale of warehouse patrol robots. The Company currently holds 85% of Blue Print, and the balance is held by an individual unrelated to the Company.

●	Blue Print Agency Agreement (December 7, 2022) – On December 7, 2022, Blue Print entered into an Agency Agreement (the “ Agency Agreement “ ) with International Supply Chain Alliance Co., Ltd. of Hong Kong ( “ ISCA”). Pursuant to the Agency Agreement, Blue Print appointed ISCA as its authorized agent to distribute warehouse patrol robots in the People’ s Republic of China ( “China”). The Agency Agreement is valid for five years and will be automatically renewed for another five years unless a written non-renewal notice is provided by either party at least 30 days before the expiration date. However, there is no early termination option in the Agency Agreement.
●	Share Exchange with QBS System Limited (December 15, 2022) – On December 15, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with QBS System Limited, a limited company incorporated under the laws of Hong Kong ( “ QBS System “ ), and its shareholder, QBS Flywheel Limited, a company incorporated under the laws of Australia (the “Seller”). On March 22, 2023, the Seller transferred and assigned to the Company all of the issued and outstanding shares of QBS System in exchange for 8,939,600 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). Following the closing of the share exchange, there will be no change in the officers and directors of the Company, and QBS System will continue its business as a wholly owned subsidiary of the Company.
●	Common Stock Issuances (May 24, 2023) – On May 24, 2023, the Company issued 1,450,000 shares of common stock to each of Sau Ping Leung and So Ha Tsang. Such shares were issued on May 24, 2023. So Ha Tsang holds 15% of Blue Print.
●	Formation of Mega Fortune Company Limited and Ponte Fides Company Limited (January 30, 2024 and February 13, 2024) – On January 30, 2024 and February 13, 2024, the Company incorporated Mega Fortune Company Limited ( “ Mega Fortune “ ) in the Cayman Islands and Ponte Fides Company Limited (“Ponte Fides”) in the British Virgin Islands, respectively.
●	Transfer of QBS System Shares to Ponte Fides Company Limited (April 29, 2024) – On April 29, 2024, the Company transferred all of the issued and outstanding shares of QBS System at HK$100 under a restructuring. Following the closing of the share transfer, there will be no change in the officers and directors of the Company, and QBS System will continue its business as a wholly owned subsidiary of the Company.
●	Sale of QBS System, Ponte Fides, and Mega Fortune (July 5, 2024) – On July 5, 2024, the Company and Mega Fortune, its wholly-owned subsidiary, completed the sale (the “Mega Fortune Disposition”) to Mericorn Company Limited (the “ Buyer “ ), which is non-wholly owned and controlled by spouse of an owner of a significant shareholder of FWFW, of all of the equity associated with Mega Fortune, which is comprised of the Company ‘ s subsidiaries, Ponte Fides, QBS System and QBS System Pty, pursuant to a Share Purchase Agreement, dated as of July 5, 2024. Mega Fortune and its subsidiaries are engaged in the business of provision of IoT maintenance and support services, IoT BPO services and IoT development services in Hong Kong and Australia. Under the terms of the Share Purchase Agreement, the Buyer paid HK$56,360,000 (or approximately $7,230,000) by the transfer of 938 shares of the Buyer’s wholly owned subsidiary, Elison Virtus Company Limited (“Elison”) from the Buyer to the Company for the Mega Fortune Disposition.
●	Appointment of Certain Officers (May 27, 2025) – On May 27, 2025, The Board of Directors of the Company appointed Chiu Chi Fai as Chief Marketing Officer, Luk Ngai Man Annie as Chief Human Resource Officer , Chui Ka Hei Anthony as Chief Operation Officer and Ho Chung Yin as Chief Strategy Officer.

The Company’s subsidiaries are as follows as of June 30, 2025:

Name of Corporation	Date of Formation	Ownership	Description of Business

Flywheel Advanced Technology, Inc.	April 30, 2010	100%	Parent Company

(Nevada Corporation)

Blue Print Global, Inc.	November 30, 2022	85%	Establish an operation to source the supply and sale of warehouse patrol robots.
(British Virgin Islands Corporation)

We use the terms “Company”, “we” and “us” to refer to both Flywheel Advanced Technology, Inc. and its subsidiaries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)	Basis of Presentation

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

(B)	Unaudited Interim Consolidated financial statements

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements “) of the Company and its wholly owned and majority owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ( “ GAAP “ ) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2024 included in the Company’s Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

(C)	Going Concern

Pursuant to the guidance in ASC 205-40 Going Concern, for each annual and interim reporting period an entity’s management must evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. To that extent, the Company incurred a net operating loss of approximately $0.07 million, had negative cash flows from operating activities of $0.14 million during the nine months ended June 30, 2025 and had minimum cash balance as of its fiscal year end. With that said, the Company is currently in process of entering into certain arrangements to raise additional capital, which it believes to be probable of occurring as of the date of the filing. As such, the Company believes that the substantial doubt about our ability to continue as a going concern has been alleviated as a result of consideration of management’s plans.

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

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of the investments during the three months and nine months ended June 30, 2025 and determined that the Company’s proportionate economic interest in the investments indicate that the investments were not other than temporarily impaired. The carrying value of our cost method investments is reported as “ investments “ on the unaudited condensed consolidated balance sheets. Note 4 contains additional information on our cost method investments.

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

NOTE 3 – DISCONTINUED OPERATIONS

On July 5, 2024, the Company and Mega Fortune Company Limited, its wholly-owned subsidiary, completed the sale (the “Mega Fortune Disposition”) to Mericorn Company Limited (the “Buyer”), of all of the equity associated with the Company ‘ s Mega Fortune Company Limited, which is composed of the Company ‘ s subsidiaries, Pontes Fides Company Limited, QBS System Limited and QBS System Pty Ltd, pursuant to a Share Purchase Agreement, dated as of July 5, 2024. The Mega Fortune Company Limited and its subsidiaries are engaged in the business of provision of IoT maintenance and support services, IoT BPO services and IoT development services in Hong Kong and Australia. Under the terms of the Share Purchase Agreement, the Buyer paid HK$56,360,000 (or approximately

$7,230,000) by the transfer of 938 shares of the Buyer’ s wholly owned subsidiary, Elison Virtus Company Limited ( “ Elison “ ) from the Buyer to the Company for the Mega Fortune Disposition. As of July 5, 2024, the Company determined that the estimated fair value of 938 shares of Elison was $5,422,500 and the share transfer had been completed. The Company recognized a pre-tax gain on such sale of $2,452,638. The activities of the three reportable segments, provision of IT maintenance and support services, IoT BPO services and IoT development services in Hong Kong and Australia have been segregated and reported as discontinued operations for all periods presented.

Summarized results of discontinued operations for the three reportable segments are as follows:

	For the three months ended	For the Nine months ended
	June 30, 2024	June 30, 2024
Revenue, net	$885,644	$2,855,898
Cost of revenue	(454,259)	(1,526,469)
Operating expenses	(480,747)	(1,527,988)
Other income	84,651	244,105
Interest expenses, net	(4,775)	(14,906)
Income/(Loss) from discontinued operations before taxes	30,514	30,640
Income taxes	36,699	95,059
Income/(Loss) from discontinued operations, net of tax	$67,213	$125,699

 Summarized cash flow information for the three reportable segments discontinued operations are as follows:

For the Nine months ended
June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Amortization	$51,653
Depreciation	3,779
Lease amortization	35,026
Allowance of expected credit losses	736,141
Reversal of allowance of expected credit losses	(165,477)
Deferred income taxes	(102,071)
Increase in accounts receivable	(1,014,137)
Increase in prepaid expenses and other current assets	(2,893)
Cash used in assets held for sale	(1,017,030)
Decrease in accounts payable	(41,755)
Decrease in operating lease liabilities	(39,622)
Decrease in accrued expenses and other current liabilities	(2,940)
Increase in income tax payable	4,650
Cash used in liabilities held for sale	$(79,667)
CASH FLOWS FROM INVESTING ACTIVITIES
Advance to related parties	$109
Purchase of property, plant and equipment	$(7,600)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings	$(81,605)
Advance from related party	$35,282

NOTE 4 - INVESTMENTS

	June 30, 2025	September 30, 2024
Cost Method Investment
Elison Virtus Company Limited	$5,422,500	$5,422,500

On July 5, 2024, the Company entered into a Share Purchase Agreement. As consideration for entering into this agreement, the Company received 938 shares, 9.38% of total equity, of Elison at $5,422,500 which were determined using generally accepted valuation techniques based on estimates and assumptions made by the management.

The Company has assessed for impairment of the investment and determined that the investment amount is not impaired.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company owed a related company, Flywheel Financial Strategy (Hong Kong) Company Limited of $880,025 and $743,261 as of June 30, 2025 and September 30, 2024, respectively for advances from the related company, which was repayable on demand and interest free.

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

As used in this quarterly report on Form 10-Q, “we”, “our”, “us”, “FWFW” and the “Company” refer to Flywheel Advanced Technology, Inc., a Nevada corporation and its subsidiaries unless the context requires otherwise.

Overview

Flywheel Advanced Technology, Inc. (“FWFW”) (formerly known as Pan Global Corp.) was incorporated in the state of Nevada on April 30, 2010. On November 30, 2022, FWFW incorporated Blue Print Global, Inc. (“Blue Print”) in the British Virgin Islands to establish an operation to source the supply and sale of warehouse patrol robots. FWFW holds 85% of Blue Print, and the balance is held by an individual unrelated to the Company. On March 22, 2023, FWFW acquired QBS System Limited (“QBS System”), a limited company incorporated under the laws of Hong Kong (the “QBS Acquisition”). FWFW were formed to provide Internet of Things (“IoT”) solutions and services to assist its clients to build applications using available IoT devices, sensors, frameworks, and platforms, integrate hardware and software solutions with clients existing landscape, or implement new IoT solutions for enterprises.

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

On January 30, 2024 and on February, 13, 2024, the Company incorporated Mega Fortune Company Limited (“Mega Fortune”) in the Cayman Islands and Ponte Fides Company Limited (“Ponte Fides”) in the British Virgin Islands, respectively. On April 29, 2024, the Company transferred all issued and outstanding shares of QBS System to Ponte Fides for HK$100 as part of a restructuring. Following the completion of the share transfer, there were no changes to the officers and directors of the Company, and QBS System continued its operations as an indirect wholly owned subsidiary of the Company.

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

On July 5, 2024, the Company and Mega Fortune, its wholly-owned subsidiary, completed the sale (the “Mega Fortune Disposition”) to Mericorn Company Limited (“Mericorn” ), which is non-wholly owned and controlled by spouse of an owner of a significant shareholder of FWFW, of all of the equity associated with Mega Fortune, which is comprised of the Company’ s subsidiaries, Ponte Fides, QBS System and QBS System Pty, pursuant to a Share Purchase Agreement, dated as of July 5, 2024. Mega Fortune and its subsidiaries are engaged in the business of provision of IoT maintenance and support services, IoT BPO services and IoT development services in Hong Kong and Australia. Under the terms of the Share Purchase Agreement, Mericorn paid HK$56,360,000 (or approximately $7,230,000) by the transfer of 938 shares of its wholly owned subsidiary, Elison Virtus Company Limited (“Elison”) from Mericorn to the Company for the Mega Fortune Disposition

As a result of the Mega Fortune Disposition, the Company is now classified as a “shell company”.

Recent Event

On May 27, 2025, the Board of Directors of the Company appointed Chiu Chi Fai as Chief Marketing Officer, Luk Ngai Man Annie as Chief Human Resource Officer, Chui Ka Hei Anthony as Chief Operation Officer and Ho Chung Yin as Chief Strategy Officer.

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

Results of Operations:

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table provides the consolidated results of our continuing operations:

	For the Three Months Ended June 30,
	2025	2024

Revenue, net	$-	$-
Operating expenses	(25,261)	(105,076)
LOSS FROM OPERATIONS	(25,261)	(105,076)
LOSS BEFORE INCOME TAXES	(25,261)	(105,076)
Income taxes	-	-
NET LOSS FROM CONTINUING OPERATIONS	(25,261)	(105,076)
Discontinued operations, net of tax	-	67,213
NET LOSS	(25,261)	(37,863)
Foreign currency translation gain	-	3,873
COMPREHENSIVE LOSS	$(25,261)	$(33,990)

Revenue

During the three months ended June 30, 2025 and 2024, we did not have any revenue.

Operating expenses

General and administrative expenses

During the three months ended June 30, 2025, our operating expenses consisted primarily of professional fees of $24,032 and filing and other fees of $1,229. During the three months ended June 30, 2024, our operation expenses consisted primarily of professional fees of $103,650 and filing and other fees of $1,426. The decrease in the operating expenses from the period ended June 30, 2024 to June 30, 2025 was as a result of the Mega Fortune Disposition.

All operating expenses related to the QBS System segment were classified as held for sale or discontinued operations due to the Mega Fortune Disposition.

Income tax expenses

There is no income tax expense for the three months ended June 30, 2025 and 2024.

Discontinued Operations

Net profit from discontinued operations of $0 during the three months ended June 30, 2025, compared to net loss from discontinued operations of $67,213 during the three months ended June 30, 2024. The change was primarily attributable to the Mega Fortune Disposition completed on July 5, 2024.

Net loss

Net loss decreased by $12,602 to $25,261 from $37,863 for the three months ended June 30, 2025, compared to the same period in 2024. This decrease is primarily driven by decrease in professional fees due to Mega Fortune Disposition completed on July 5, 2024.

Other comprehensive Income

Foreign currency translation gain

There is no foreign currency translation differences for the three months ended June 30, 2025. Foreign currency translation gain of $3,873 for the three months ended June 30, 2024 is incurred on translation of assets and liabilities of discontinued operations in their own reporting currency which is HK Dollars to the reporting currency of the Company.

Comparison of the Nine months Ended June 30, 2025 and 2024

The following table provides the consolidated results of our continuing operations:

	For the Nine Months Ended June 30,
	2025	2024

Revenue, net	$-	$-
Operating expenses	(70,513)	(320,205)
LOSS FROM OPERATIONS	(70,513)	(320,205)
LOSS BEFORE INCOME TAXES	(70,513)	(320,205)
Income taxes	-	-
NET LOSS FROM CONTINUING OPERATIONS	(70,513)	(320,205)
Discontinued operations, net of tax	-	125,699
NET LOSS	(70,513)	(194,506)
Foreign currency translation gain	-	6,872
COMPREHENSIVE LOSS	$(70,513)	$(187,634)

Revenue

During the nine months ended June 30, 2025 and 2024, we did not have any revenue.

Operating expenses

General and administrative expenses

During the nine months ended June 30, 2025, our operating expenses consisted primarily of professional fees of $66,900 and filing and other fees of $3,613. During the nine months ended June 30, 2024, our operation expenses consisted primarily of professional fees arising from acquisition of QBS System of $316,387 and filing and other fees of $3,818.

All operating expenses related to the QBS System segment were classified as held for sale or discontinued operations due to the Mega Fortune Disposition.

Income tax expenses

There is no income tax expense for the nine months ended June 30, 2025 and 2024.

Discontinued Operations

Net profit from discontinued operations of $0 during the nine months ended June 30, 2025, compared to net income from discontinued operations of $125,699 during the nine months ended June 30, 2024. The change was primarily attributable to the Mega Fortune Disposition completed on July 5, 2024.

Net loss

Net loss decreased by $123,993 to $70,513 from $194,506 for the nine months ended June 30, 2025, compared to the same period in 2024. This decrease is primarily driven by decrease in professional fees due to Mega Fortune Disposition completed on July 5, 2024.

Other comprehensive loss

Foreign currency translation gain

There is no foreign currency translation difference for the nine months ended June 30, 2025. Foreign currency translation gain of $6,872 for the nine months ended June 30, 2024 is incurred on translation of assets and liabilities of discontinued operations in their own reporting currency which is HK Dollars to the reporting currency of the Company.

Liquidity and Capital Resources

Comparison of the Nine months Ended June 30, 2025 and 2024

Our use of cash was primarily related to discontinued operations including cash used in operating activities and bank borrowings. As of June 30, 2025 and 2024, we had $0 and $156,549 in cash and cash equivalents respectively.

Cash flows from operating activities generally reflect net loss adjusted for certain non-cash items including depreciation and amortization, changes in deferred taxes, and changes in allowance of expected credit losses. For the nine months ended June 30, 2025, cash used in operating activities amounted to $136,764, compared to $695,234 for the same period in 2024. This decrease of $558,470 in cash used during the nine months ended June 30, 2025 was primarily due to no cash used in operating activities by the discontinued operations.

Cash flows from investing activities reflect capital expenditure for the purchase of Company’s assets. Cash used in investing activities during the nine months ended June 30, 2025 was $0 compared to cash used in investing activities of 7,491 mainly due to purchase of property, plant and equipment during the nine months ended June 30, 2024 by the discontinued operations.

Cash flows from financing activities generally reflect changes in debt activity during the period. Net cash provided by financing activities was $136,764 for the nine months ended June 30, 2025 compared to net cash provided by financing activities of $236,963 for the nine months ended June 30, 2024. Net cash provided by financing activities for the nine months ended June 30, 2025 was primarily attributable to advance from related party of $136,764. Net cash used in financing activities for the nine months ended June 30, 2024 was attributable to repayment of borrowings of $81,605 and advances from related party of $318,568.

Management believes the net cash provided by financing activities will not be sufficient to fund operations for the next 12 months and beyond. The expenses of the Company are financed by borrowings from a related company. As of June 30, 2025, the Company owes $880,025 to Flywheel Financial Strategy (Hong Kong) Company Limited. The amount owed is payable on demand and is interest free.

Going Concern

The Company incurred a net operating loss of approximately $0.07 million, had negative cash flows from operating activities of $0.14 million during the nine months ended June 30, 2025, and had minimum cash balance as of its fiscal year end. The Company is currently in the process of entering into certain arrangements to raise additional capital, which it believes to be probable of occurring as of the date of the filing. As such, the Company believes that the substantial doubt about our ability to continue as a going concern has been alleviated as a result of consideration of management’s plans.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2025, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2025, no director, officer or Section 16 officer adopted or terminated any Rule 10b-15 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

Dated: August 12, 2025

FLYWHEEL ADVANCED TECHNOLOGY, INC.

	By:	/s/ Luk Yuen Leung
	Name:	Luk Yuen Leung
	Title:	President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

