Form 10-K
period 2025-09-30
FLYWHEEL ADVANCED TECHNOLOGY, INC.
filed 2026-01-13
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of March 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $947,180 based on a closing price of $0.103 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of January 13, 2026, the Registrant had 29,591,164 shares of common stock issued and outstanding.

PART I

ITEM 1. BUSINESS

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, means Flywheel Advanced Technology, Inc. and its majority-owned subsidiary Blue Print Global Limited unless otherwise indicated.

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

Corporate History

Flywheel Advanced Technology, Inc. (“FWFW” or the “Company”), formerly known as Pan Global Corp., was incorporated in Nevada on April 30, 2010, under the name Savvy Business Support, Inc. On November 2021, the Company’s name was changed to Flywheel Advanced Technology, Inc., with its trading symbol updated to FWFW. On July 14, 2022, the Company implemented a 1:100 reverse stock split reducing the issued and outstanding common stock to 1,551,550 shares.

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

On October 1, 2025, Blue Print, entered into an Agency Agreement (the “Agency Agreement”) with XCoffee Robotics Trading Ltd. of Abu Dhabi (“XCoffee”). Pursuant to the Agency Agreement, Blue Print, as a supplier of a Robotic Arm Coffee Solutions, appointed XCoffee as its authorized non-exclusive agent to distribute the Product in Abu Dhabi, United Arab Emirates.

On November 5, 2025, the Board of Directors of the Company appointed Kwan Suk On Maria as Senior Director of Global Markets.

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

Available Information

Our principal executive offices and corporate headquarters are located at 123 West Nye Lane, Suite 455, Carson City, NV 89706.

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

Historically, the Company’s primary asset consisted of its investment in Elison Virtus Company Limited, which was fully impaired as of September 30, 2025. Accordingly, we may be deemed to be an investment company under the Investment Company Act and as such, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our investments or organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially adversely affect our financial condition, business and results of operations, materially limit our ability to borrow funds or engage in other transactions involving leverage and require us to add directors who are independent of us and otherwise will subject us to additional regulation that will be costly and time-consuming.

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

Our Common Stock trades on the OTCID Basic Market. The OTCID Basic Market generally is illiquid and most stocks traded there are of companies that are not required to file reports with the SEC under the Exchange Act. Our Common Stock itself infrequently trades.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 1C. CYBERSECURITY

We have developed and maintain a cybersecurity risk management methodology intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management methodology is integrated into our overall enterprise risk management, and shares common methodologies, reporting channels and governance processes that apply across the Company to other legal, compliance, strategic, operational, and financial risk areas. As part of our overall risk management processes and procedures, we have instituted a cybersecurity awareness designed to identify, assess and manage material risks from cybersecurity threats. The cyber risk management methodology involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which we rely. Through our cybersecurity awareness, the current threat landscape is actively monitored in an effort to identify material risks arising from new and evolving cybersecurity threats. We may engage external experts, including cybersecurity assessors, consultants and auditors to evaluate cybersecurity measures and risk management processes as needed. We also depend on and engage various third parties, including suppliers, vendors and service providers in connection with our operations. Our risk management, legal, and compliance personnel oversee and identify, including through a third-party cybersecurity service provider, material risks from cybersecurity threats associated with our use of such entities.

Cybersecurity Governance

Our Board of Directors oversees our risk management, including our information technology and cybersecurity policies, procedures, and risk assessments. Management reports to our Board of Directors on information security matters as necessary, regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential.

One of the key functions of our Board of Directors is informed oversight of our various processes for managing risk. An overall review of risk is inherent in our Board of Directors ongoing consideration of our long-term strategies, transactions and other matters presented to and discussed by the Board of Directors. This includes a discussion of the likelihood and potential magnitude of various risk.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is not listed on any securities exchange and is quoted on the OTCID Basic Market under the symbol “FWFW” Because our common stock is not listed on a securities exchange and its quotations on OTCID Basic Market are limited and sporadic, there is currently no established public trading market for our common stock. Although we are current with our filing requirements, our common stock is not eligible for proprietary broker-dealer quotations and an initial review by a broker-dealer under SEC Rule 15c2-11 is required for brokers to publish competing quotes and provide continuous market making.

Holders

As of December 8, 2025 there were 64 shareholders of record of the Company’s common stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is VStock Transfer, 18 Lafayette Place, Woodmere, New York 11598, Telephone # 212-828-8436.

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

On July 5, 2024, the Company and Mega Fortune, its wholly-owned subsidiary, completed the sale (the “Mega Fortune Disposition”) to Mericorn Company Limited (“Mericorn”), which is non-wholly owned and controlled by spouse of a significant shareholder of FWFW, of all of the equity associated with Mega Fortune, which is comprised of the Company’ s subsidiaries, Ponte Fides, QBS System and QBS System Pty, pursuant to a Share Purchase Agreement, dated as of July 5, 2024. Mega Fortune and its subsidiaries are engaged in the business of provision of IoT maintenance and support services, IoT BPO services and IoT development services in Hong Kong and Australia. Under the terms of the Share Purchase Agreement, Mericorn paid HK$56,360,000 (or approximately $7,230,000) by the transfer of 938 shares of its wholly owned subsidiary, Elison Virtus Company Limited (“Elison”) from Mericorn to the Company for the Mega Fortune Disposition

As a result of the Mega Fortune Disposition, the Company is now classified as a “shell company”.

On May 27, 2025, the Board of Directors of the Company appointed Chiu Chi Fai as Chief Marketing Officer, Luk Ngai Man Annie as Chief Human Resource Officer, Chui Ka Hei Anthony as Chief Operation Officer and Ho Chung Yin as Chief Strategy Officer.

Recent Developments:

On October 1, 2025, Blue Print, entered into an Agency Agreement (the “Agency Agreement”) with XCoffee Robotics Trading Ltd. of Abu Dhabi (“XCoffee”). Pursuant to the Agency Agreement, Blue Print, as a supplier of a Robotic Arm Coffee Solutions (the “Product”), appointed XCoffee as its authorized non-exclusive agent to distribute the Product in Abu Dhabi, United Arab Emirates. The Agency Agreement is valid for three years, does not provide for the early termination option, and will be automatically renewed for another three years unless either party provides a written non-renewal notice at least 30 days before the expiration date.

On November 5, 2025, the Board of Directors of the Company appointed Ms. Kwan Suk On Maria as Senior Director of Global Markets of the Company, effective immediately. Ms. Kwan is appointed to serve until her successor has been duly appointed, unless she resigns, is removed from office, or is otherwise disqualified from serving as a Senior Director of Global Markets of the Company.

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

The direction of our management ultimately pursues, along with any future business acquisitions, may subject us to additional laws or regulations. These may include requirements that necessitate significant compliance expenditures, such as the increasing regulation of privacy at the state level. Such obligations could divert considerable human and financial resources toward compliance efforts, potentially adversely affecting our future operating results.

Results of Operations:

Continuing Operations

Fiscal 2025 Compared to Fiscal 2024

Revenues

During the years ended September 30, 2025 and 2024, we did not realize any revenues from operations.

Operating expenses

For the year ended September 30, 2025, our total operating expenses was $110,646 and loss from operation was $5,533,146 resulting from impairment of investment of $5,422,500, general and administration expenses in the amount of $4,748, and professional fees in the amount of $105,898. For corresponding period ended September 30, 2024, operating expenses were $312,074, resulting from general and administration expenses in the amount of 8,064, and professional fees in the amount of $304,010. Operating expenses increased mainly due to the impairment loss of $5,422,500 recognized as of September 30, 2025 arose because management determined that the carrying amount of the investment exceeded its recoverable amount as uncertainty in future cash flows and lack of sufficient observable inputs, a reasonable assessment of recoverable amount could not be carried out, necessitating recognition of impairment.

Loss from operations

As a result of the foregoing, our loss from operations was $5,533,146 for the year ended September 30, 2025, compared to $312,074 for the year ended September 30, 2024.

Income taxes

Our income tax expenses incurred for the years ended September 30, 2025, and 2024 was $0.

Net loss

For the year ended September 30, 2025, our net loss was $5,533,146 compared to $312,074 for the year ended September 30, 2024. The decrease was primarily due to the impairment of investment.

Fiscal 2025 Compared to Fiscal 2024

Net Loss from Discontinued Operations

For fiscal year ended September 30, 2024, we had a net loss from discontinued operations of $398,014 during the year ended September 30, 2024 as a result of the Mega Fortune Disposition completed on July 5, 2024. During fiscal year ended September 30, 2025, there was no net loss from discontinued operations.

Liquidity and Capital Resources

Fiscal 2025 Compared to Fiscal 2024

As of September 30, 2025, we had current assets of $5,825, current liabilities of $936,737, and our cumulative working capital deficit was $930,912. Our operations have primarily been financed through the cash advances from a related company.

As of September 30, 2024, we had investments at cost, including 938 shares of Elison common stock with an estimated fair value of $5.42 million at 5 July 2024. We had current assets of $3,987, current liabilities of $824,253, and our cumulative working capital deficit was $820,266. Our operations have primarily been financed through cash advances from a related company.

Cash Flows

	For the Year Ended September 30,
	2025	2024

Net cash used in operating activities - continuing operations	$(163,081)	$(286,296)
Net cash used in operating activities - discontinued operations	-	(492,320)
Net cash used in operating activities	$(163,081)	$(778,616)

Net cash used in investing activities - continuing operations	$-	$(228,084)
Net cash used in investing activities - discontinued operations	-	(7,600)
Net cash used in investing activities	$-	$(235,684)

Net cash provided by financing activities - continuing operations	$163,081	$284,025
Net cash provided by financing activities - discontinued operations	-	111,504
Net cash provided by financing activities	$163,081	$395,529

Operating Activities

Cash flows from operating activities generally reflect net loss adjusted for certain non-cash items including depreciation and amortization, changes in deferred taxes, and changes in allowance of expected credit losses. For the year ended September 30, 2025, cash used in operating activities amounted to $163,081, compared to $778,616 for the same period in 2024. This decrease of $615,535 in cash used during the year ended September 30, 2025 was primarily due to no cash used in operating activities by the discontinued operations and decrease in operating expenses for the current year.

Investing Activities

Cash flows from investing activities reflect capital expenditure for the purchase of Company’s assets. Cash used in investing activities during the year ended September 30, 2025 was $0 compared to cash used in investing activities of $235,684 mainly due to purchase of property, plant and equipment of $7,600 and cash outflow from disposal of subsidiaries of $228,084 during the year ended September 30, 2024 driven by the discontinued operations.

Financing Activities

Cash flows from financing activities generally reflect changes in debt activity during the period. Net cash provided by financing activities was $163,081 for the year ended September 30, 2025 compared to net cash provided by financing activities of $395,529 for the year ended September 30, 2024. Net cash provided by financing activities for the year ended September 30, 2025 was primarily attributable to advance from related party of $163,081. Net cash provided by financing activities for the year ended September 30, 2024 was attributable to repayment of borrowings of $83,876 and advances from related party of $479,405.

Going Concern

The Company incurred a net operating loss of approximately $5.5 million, had negative cash flows from operating activities of $0.2 million during the year ended September 30, 2025. The Company is currently in the process of entering into certain arrangements to raise additional capital, which it believes to be probable of occurring in the foreseeable future. Management believes the net cash provided by financing activities will not be sufficient to fund operations for the next 12 months and beyond. The expenses of the Company are financed by borrowings from a related company. As of September 30, 2025, the Company owes $906,342 to Flywheel Financial Strategy (Hong Kong) Company Limited, a related company. The amount owed is payable on demand and is interest free.

The Company expects that its cash and cash equivalents as of September 30, 2025 will be insufficient to allow the Company to fund its current operating plan through at least the next twelve months from the issuance of these financial statements. These conditions may raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued. The Company is currently evaluating raising additional funds through private placements and or public equity financing. However, there can be no assurance that, in the event that the Company requires additional financing, such financing will be available on terms which are favorable to us, or at all. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The historical results of business activities of the three reportable segments, provision of IT maintenance and support services, IoT BPO services and IoT development services in Hong Kong and Australia have been presented in the accompanying consolidated statements of operations for the year ended September 30, 2024 as discontinued operations. See Note 3 - Discontinued Operations in the accompanying Notes to the Consolidated Financial Statements. Following presentation of the business activities of the three reportable segments as discontinued operations, the Company has no operations or revenue.

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

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of the investments during the year ended September 30, 2025 and determined that the carrying amount of the investment exceeded its recoverable amount as uncertainty in future cash flows and lack of sufficient observable inputs, a reasonable assessment of recoverable amount could not be carried out, necessitating recognition of impairment. Thus, the investment was fully impaired at September 30, 2025.

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

AS OF SEPTEMBER 30, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Flywheel Advanced Technology, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Flywheel Advanced Technology, Inc. (the “Company”) as of September 30, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring operating losses, negative operating cash flows, and has limited liquidity, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters (“CAMs”) are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that:

1.	Relate to accounts or disclosures that are material to the consolidated financial statements; and
2.	Involved especially challenging, subjective, or complex auditor judgment.

Impairment of Investment in Subsidiary

The Company’s consolidated balance sheets include an investment in a subsidiary that was carried at a significant amount prior to being fully impaired during the year ended September 30, 2025. The impairment assessment of this investment was a critical audit matter because it involved especially challenging and subjective auditor judgment, including the evaluation of impairment indicators, the reliability of valuation inputs, and the sufficiency of available financial information related to the investee.

As described in Note 4 to the consolidated financial statements, management evaluated the recoverability of the investment and determined that it was other-than-temporarily impaired. Management recorded a full impairment loss during the year ended September 30, 2025.

How the Matter Was Addressed in the Audit

Our audit procedures related to the impairment of the investment included, among others:

●	Evaluating whether indicators of impairment existed based on the Company’s financial condition, operating results, and the investee’s financial information;
●	Reviewing the investment agreements and ownership documentation;
●	Assessing the reliability and sufficiency of information provided by management;
●	Evaluating management’s conclusion regarding recoverability and the appropriateness of recognizing a full impairment under U.S. GAAP; and
●	Evaluating the adequacy of the related disclosures in the consolidated financial statements.

We determined that there are no other critical audit matters.

/s/ BCRG Group

BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2024.

Irvine, California
January 12, 2026

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	Years Ended September 30,
	2025	2024
ASSETS
CURRENT ASSETS
Prepaid expenses and other current assets	$5,825	$3,987
Total Current Assets	5,825	3,987

INVESTMENTS	-	5,422,500

TOTAL ASSETS	$5,825	$5,426,487
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expenses and other current liabilities	$30,395	$80,992
Due to a related party	906,342	743,261
Total current liabilities	936,737	824,253
Total Liabilities	936,737	824,253

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value 550,000,000, shares authorized, 29,662,164 shares issued and outstanding as of September 30, 2025 and 2024	2,966	2,966
Paid in Capital	9,129,860	9,129,860
Accumulated other comprehensive income	2,743	2,743
Accumulated deficit	(10,066,481)	(4,533,335)
Total Stockholders’ (Deficit) Equity	(930,912)	4,602,234
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,825	$5,426,487

The accompanying notes are an integral part of these consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Years Ended September 30,
	2025	2024
REVENUE, NET	$-	$-
OPERATING EXPENSES
Professional fees	105,898	304,010
General and administrative	4,748	8,064
Total Operating Expenses	110,646	312,074
OPERATING LOSS	(110,646)	(312,074)
Impairment of investments	(5,422,500)	-
LOSS BEFORE INCOME TAXES	(5,533,146)	(312,074)
Income taxes	-	-
NET LOSS FROM CONTINUING OPERATIONS	(5,533,146)	(312,074)
Discontinued operations, net of tax	-	(398,014)
NET LOSS	(5,533,146)	(710,088)
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain		5,434
COMPREHENSIVE LOSS	(5,533,146)	(704,654)
Net (loss) income from continuing operations per share - basic and diluted:	(0.19)	0.12
Net (loss) income - basic and diluted:	(0.19)	0.12
Weighted average number of shares outstanding	29,662,164	29,662,164

The accompanying notes are an integral part of these consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

	Common Stock		Paid	Accumulated other Comprehensive	Accumulated
	Shares	Value	in Capital	(loss)/income	Deficit	Total
Balance at September 30, 2023	$29,662,164	$2,966	$6,677,222	$(2,691)	$(3,823,247)	$2,854,250

Exchange difference on translation				5,434		5,434

Gain on Sales of Mega			2,452,638	-		2,452,638

Net loss					(710,088)	(710,088)

Balance at September 30, 2024	29,662,164	2,966	9,129,860	2,743	(4,533,335)	4,602,234

Net loss					(5,533,146)	(5,533,146)

Balance at September 30, 2025	$29,662,164	$2,966	$9,129,860	$2,743	$(10,066,481)	$(930,912)

The accompanying notes are an integral part of these consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,533,146)	$(710,088)
Adjusted to reconcile net loss to cash provided by (used in) operating activities:
Amortization	-	51,653
Depreciation	-	3,779
Lease amortization	-	35,026
Allowance of expected credit losses	-	1,402,732
Reversal of allowance of expected credit losses	-	(165,477)
Impairment of investments	5,422,500	-
Deferred income taxes	-	(212,059)
Changes in operating assets and liabilities
(Increase)/decrease in:
Prepaid expenses and other current assets	(1,838)	(320)
Assets held for sale	-	(1,117,182)
Increase/(decrease) in:
Accrued expenses and other current liabilities	(50,597)	26,098
Liabilities held for sale	-	(92,778)
Net cash used in operating activities	(163,081)	(778,616)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash outflow from disposal of subsidiaries	-	(228,084)
Purchase of property, plant and equipment	-	(7,600)
Net cash used in investing activities	-	(235,684)
	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings	-	(83,876)
Advances from related parties	163,081	479,405
Net cash provided by financing activities	163,081	395,529
NET (DECREASE)/INCREASE IN CASH AND EQUIVALENTS	-	(618,771)
EFFECT OF EXCHANGE RATES ON CASH	-	(2,230)
AT BEGINNING OF PERIOD	-	621,001

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$3,374
Cash paid for interest	$-	$15,456
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Investment obtained from sales of Mega Fortune	$-	5,422,500

The accompanying notes are an integral part of these consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

SEPTEMBER 30, 2025 and 2024

NOTE- 1 ORGANIZATION AND BUSINESS BACKGROUND

Flywheel Advanced Technology, Inc. (formerly known as Pan Global Corp.) (“the Company”) was incorporated in the state of Nevada on April 30, 2010.

The Company had the following significant events:

●	Stock Purchase Agreement (July 13, 2021) – In July 2021, the Company entered into a Stock Purchase Agreement between NYJJ Hong Kong Limited (Seller) and Sparta Universal Industrial Ltd. (Purchaser), wherein the Purchaser purchased 10,000,000 shares of Series A-1 Preferred Stock, par value $0.0001 per share (the “Shares”) of the Company. As a result, the Purchaser became approximately 90% holder of the voting rights of the issued and outstanding shares of the Company, on a fully diluted basis and became the controlling shareholder. At the effective date of transfer, David Lazar ceased to be the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer and Chairman of the Board of as Directors, and the Company appointed Tang Siu Fung as President, Chief Executive Officer, and Chairman of the Board of Directors; Cheng Sin Yi as Secretary, and Treasurer; Tin Sze Wai as Director; Ip Tsz Ying as Director; Ho Yiu Chung as Director; and Lai Chi Chuen as Director.

●	Name Change (November 21, 2021) – On November 21, 2021, Board of directors and majority shareholder approved the change of the Company’s name to “Flywheel Advanced Technology, Inc.”.

●	Reverse Stock Split (July 13, 2022) – On July 13, 2022, the Company completed a 1:100 reverse stock split of the Company’s common stock which became effective on July 14, 2022. As of July 14, 2022, the 1:100 reverse stock split of the Company’s common stock became effective. Following the effectiveness of the reverse stock split, there are currently 1,551,550 shares of common stock issued and outstanding as compared to 155,155,000 shares of the Company’s common stock issued and outstanding prior to the reverse stock split.

●	Ticker Symbol Change (August 5, 2022) – On August 5, 2022, the Company was informed by the FINRA that the new ticker symbol of the Company is “FWFW”.

●	Issuance of Preferred Stock A-1 (September 15, 2022) – On September 15, 2022, the Company filed with the Secretary of State of the State of Nevada an Amendment (the “Amendment”) to the Certificate of Designation for the Series A-1 Preferred Stock (the “Preferred Stock”). The Amendment was approved by the Board of Directors of the Company and Sparta Universal Industrial Ltd. (“Sparta”), the sole holder of all the 10,000,000 issued and outstanding shares of Preferred Stock. Pursuant to the Amendment, the conversion rate of the Preferred Stock was changed to provide that each share of Preferred Stock shall be convertible, at the option of the holder, into 1.62 fully paid and nonassessable shares of the Company’s common stock. The Amendment was necessary as the terms of the Certificate of Designation for the Preferred Stock expressly provided that the conversion ratio of 162 shares of common stock for each share of Preferred Stock would not be reduced in the event of a stock split or other capitalization of the Company. The Company’s outstanding 10,000,000 shares of Preferred Stock were converted on a one for 1.62 basis into 16,200,000 common shares. Concurrently these Preferred Stock were cancelled.

●	Formation of Blue Print Global, Inc. (November 30, 2022) – On November 30, 2022, the Company incorporated Blue Print Global, Inc. (“Blue Print”) in the British Virgin Islands to establish an operation to source the supply and sale of warehouse patrol robots. The Company currently holds 85% of Blue Print, and the balance is held by an individual unrelated to the Company.

●	Blue Print Agency Agreement (December 7, 2022) – On December 7, 2022, Blue Print entered into an Agency Agreement (the “Agency Agreement”) with International Supply Chain Alliance Co., Ltd. of Hong Kong (“ISCA”). Pursuant to the Agency Agreement, Blue Print appointed ISCA as its authorized agent to distribute warehouse patrol robots in the People’s Republic of China (“China”). The Agency Agreement is valid for five years and will be automatically renewed for another five years unless a written non-renewal notice is provided by either party at least 30 days before the expiration date. However, there is no early termination option in the Agency Agreement.

●	Share Exchange with QBS System Limited (December 15, 2022) – On December 15, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with QBS System Limited, a limited company incorporated under the laws of Hong Kong (“QBS System”), and its shareholder, QBS Flywheel Limited, a company incorporated under the laws of Australia (the “Seller”). On March 22, 2023, the Seller transferred and assigned to the Company all of the issued and outstanding shares of QBS System in exchange for 8,939,600 newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). Following the closing of the share exchange, there will be no change in the officers and directors of the Company, and QBS System will continue its business as a wholly owned subsidiary of the Company.

●	Common Stock Issuances (May 24, 2023) – On May 24, 2023, the Company issued 1,450,000 shares of common stock to each of Sau Ping Leung and So Ha Tsang. Such shares were issued on May 24, 2023. So Ha Tsang holds 15% of Blue Print.

●	Formation of Mega Fortune Company Limited and Ponte Fides Company Limited (January 30, 2024 and February 13, 2024) – On January 30, 2024 and February 13, 2024, the Company incorporated Mega Fortune Company Limited (“Mega Fortune”) in the Cayman Islands and Ponte Fides Company Limited (“Ponte Fides”) in the British Virgin Islands, respectively.

●	Transfer of QBS System Shares to Ponte Fides Company Limited (April 29, 2024) –On April 29, 2024, the Company transferred all of the issued and outstanding shares of QBS System at HK$100 under a restructuring. Following the closing of the share transfer, there will be no change in the officers and directors of the Company, and QBS System will continue its business as a wholly owned subsidiary of the Company.

●	Sale of QBS System, Ponte Fides, and Mega Fortune (July 5, 2024) – On July 5, 2024, the Company and Mega Fortune, its wholly-owned subsidiary, completed the sale (the “Mega Fortune Disposition”) to Mericorn Company Limited (the “Buyer”), which is non-wholly owned and controlled by spouse of an owner of a significant shareholder of FWFW, of all of the equity associated with Mega Fortune, which is comprised of the Company’s subsidiaries, Ponte Fides, QBS System and QBS System Pty, pursuant to a Share Purchase Agreement, dated as of July 5, 2024. Mega Fortune and its subsidiaries are engaged in the business of provision of IoT maintenance and support services, IoT BPO services and IoT development services in Hong Kong and Australia. Under the terms of the Share Purchase Agreement, the Buyer paid HK$56,360,000 (or approximately $7,230,000) by the transfer of 938 shares of the Buyer’s wholly owned subsidiary, Elison Virtus Company Limited (“Elison”) from the Buyer to the Company for the Mega Fortune Disposition.

●	Appointment of Certain Officers (May 27, 2025) – On May 27, 2025, The Board of Directors of the Company appointed Chiu Chi Fai as Chief Marketing Officer, Luk Ngai Man Annie as Chief Human Resource Officer , Chui Ka Hei Anthony as Chief Operation Officer and Ho Chung Yin as Chief Strategy Officer.

●	Blue Print Agency Agreement (October 1, 2025) - On October 1, 2025, Blue Print, entered into an Agency Agreement (the “Agency Agreement”) with XCoffee Robotics Trading Ltd. of Abu Dhabi (“XCoffee”). Pursuant to the Agency Agreement, Blue Print, as a supplier of a Robotic Arm Coffee Solutions (the “Product”), appointed XCoffee as its authorized non-exclusive agent to distribute the Product in Abu Dhabi, United Arab Emirates. The Agency Agreement is valid for three years, does not provide for the early termination option, and will be automatically renewed for another three years unless either party provides a written non-renewal notice at least 30 days before the expiration date.

●	Appointment of Certain Officers (November 5, 2025) – On November 5, 2025, the Board of Directors (the “Board”) of the Company appointed Ms. Kwan Suk On Maria as Senior Director of Global Markets of the Company, effective immediately. Ms. Kwan is appointed to serve until her successor has been duly appointed, unless she resigns, is removed from office, or is otherwise disqualified from serving as a Senior Director of Global Markets of the Company.

The group companies are as follows as of September 30, 2025:

Name of Corporation	Date of Formation	Ownership	Description of Business
Flywheel Advanced Technology, Inc.	April 30, 2010	100%	Parent Company

(Nevada Corporation)

Blue Print Global, Inc. (British Virgin Islands Corporation)	November 30, 2022	85%	Establish an operation to source the supply and sale of warehouse patrol robots.

We use the terms “Company”, “we” and “us” to refer to both Flywheel Advanced Technology, Inc. and its subsidiaries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Consideration

Pursuant to the guidance in ASC 205-40 Going Concern, for each annual and interim reporting period an entity’s management must evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. To that extent, the Company has an accumulated deficit of $10.1 million as of September 30, 2025. The Company incurred a net loss from continuing operations of approximately $5.5 million and had negative cash flows from operating activities of $0.2 million during the year ended September 30, 2025. With that said, the Company is currently in process of entering into certain arrangements to raise additional capital, which it believes to be probable of occurring in the foreseeable future. As such, the Company believes that the substantial doubt about our ability to continue as a going concern has been alleviated as a result of consideration of management’s plans.

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

The historical results of our IoT services business, primarily consisting of Mega Fortune Company Limited and its subsidiaries, Pontes Fides Company Limited, QBS System Limited and QBS System Pty Ltd ,and related activity have been presented in the accompanying consolidated statements of operations and cash flows for the years ended September 30, 2024 as discontinued operations. See Note 3 - Discontinued Operations. Unless otherwise specified, disclosures in these consolidated financial statements reflect continuing operations only.

Certain prior year amounts have been reclassified to conform to current year presentation.

(B)	Principles of Consolidation

The accompanying consolidated financial statements are presented using the accrual basis of accounting and include the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(C)	Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompany financial statement, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of the investments during the three months and six months ended March 31, 2025 and determined that the Company’s proportionate economic interest in the investments indicate that the investments were not other than temporarily impaired. The carrying value of our cost method investments is reported as “ investments “ on the consolidated balance sheets. Note 4 contains additional information on our cost method investments.

(G)	Fair value of financial instruments

FASB Codification Topic 825 (ASC Topic 825), “Disclosure about Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value (“FV”) of financial instruments. The carrying amounts of other current assets and prepaid expenses, other payables and accrued liabilities and due to related companies approximate their FVs because of the short-term nature of the instruments. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial statements.

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

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Financial assets and liabilities are classified in their entirety based on the most conservative level of input that is significant to the fair value

As of September 30, 2025 and 2024, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair value measurements at reporting date using:
	Fair value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Investment
At September, 2024	$5,422,500	$-	$-	$5,422,500
Change in fair value	(5,422,500)	-	-	(5,422,500)
At September, 2025	-	-	-	-
(H)	Impairment of Long-lived Assets

The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the overall market outlook for the Company’s technology or the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. Fair value is determined via market, cost and income-based valuation techniques, as appropriate. The fair value is measured on a non-recurring basis using a combination of quoted prices for similar assets in active markets and other unobservable adjustments to historical cost (Level 3) inputs. No such charges were recorded for the years ended September 30, 2025 and 2024.

(I)	Foreign currency translation

The Company’s consolidated financial statements are reported in United States dollars (“US$”), the Company’s reporting currency, also the functional currency. The functional currency for the Company’s subsidiary organized in Hong Kong is Hong Kong dollars (“HK$”). The functional currency for the Company’s subsidiary organized in Australian is Australian dollars (“A$”). The translation of the functional currencies of the Company’s subsidiaries into US$ is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using a monthly average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported as currency translation adjustments under other comprehensive income (loss), net, under accumulated other comprehensive income (loss) as a separate component of equity

Monetary assets and liabilities of the Company and its subsidiary denominated in currencies other than the functional currency of the Company and subsidiary are translated into their respective functional currency at the rates of exchange prevailing on the balance sheet date.

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

The exchange rates used to translate amounts in HK$ and AU$ into US$ for the purposes of preparing the consolidated financial statements were as follows:

July 5 2024
Balance sheet items, except for common stock, additional paid-in capital and retained earnings, as of period end	US$1=HK$7.789466
US$1=AUD1.483845

For the Period Ended July 5, 2024
Amounts included in the statements of operations and cash flows for the year	US$1=HK$7.81742
US$1=AUD1.52416

(J)	Other comprehensive income

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

There are no recently announced, but not yet effective accounting pronouncements that are expected to have a material impact to the Company as of September 30, 2025 and 2024.

NOTE 3 – DISCONTINUED OPERATIONS

On July 5, 2024, the Company and Mega Fortune Company Limited, its wholly-owned subsidiary, completed the sale (the “Mega Fortune Disposition”) to Mericorn Company Limited (the “Buyer”), of all of the equity associated with the Company’s Mega Fortune Company Limited, which is composed of the Company’s subsidiaries, Pontes Fides Company Limited, QBS System Limited and QBS System Pty Ltd, pursuant to a Share Purchase Agreement, dated as of July 5, 2024. The Mega Fortune Company Limited and its subsidiaries are engaged in the business of provision of IoT maintenance and support services, IoT BPO services and IoT development services in Hong Kong and Australia. Under the terms of the Share Purchase Agreement, the Buyer paid HK$56,360,000 (or approximately $7,230,000) by the transfer of 938 shares of the Buyer’s wholly owned subsidiary, Elison Virtus Company Limited (“Elison”) from the Buyer to the Company for the Mega Fortune Disposition. As of July 5, 2024, the Company determined that the estimated fair value of 938 shares of Elison was $5,422,500 and the share transfer had been completed. The Company recognized a pre-tax gain on such sale of $2,452,638. The activities of the three reportable segments, provision of IT maintenance and support services, IoT BPO services and IoT development services in Hong Kong and Australia have been segregated and reported as discontinued operations for all periods presented.

The following table represents summarized income statement information of discontinued operations for the three reportable segments are as follows:

For the Year
Ended
September 30,
2024
Revenue, net	$2,979,793
Cost of revenue	(1,526,853)
Operating expenses	(2,230,942)
Other income	244,259
Interest (expenses) income, net	(15,456)
Income from discontinued operations before taxes	(549,199)
Income taxes	151,185
Income from discontinued operations, net of tax	$(398,014)

The following table represents summarized cash flow information for the three reportable segments discontinued operations are as follows:

Year Ended September 30,
2024
CASH FLOWS FROM OPERATING ACTIVITIES
Amortization	$51,653
Depreciation	3,778
Lease amortization	35,026
Allowance of expected credit losses	1,402,732
Reversal of allowance of expected credit losses	(165,477)
Deferred income taxes	(212,059)

Increase in accounts receivable	(1,116,593)
Increase in prepaid expenses and other current assets	(589)
Cash used in assets held for sale	(1,117,182)

Decrease in accounts payable	(51,181)
Decrease in operating lease liabilities	(39,622)
Decrease in accrued expenses and other current liabilities	(60,487)
Increase in income tax payable	58,512
Cash used in liabilities held for sale	$(92,778)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	$(7,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings	$(83,876)
Advances from related party	$193,109

NOTE 4 - INVESTMENTS

	2025	2024
Cost Method Investment
Elison Virtus Company Limited, at cost	$5,422,500	$5,422,500
Less: Impairments	5,422,500	-
	$-	$5,422,500

On July 5, 2024, the Company entered into a Share Purchase Agreement. As consideration for entering into this agreement, the Company received 938 shares, 9.38% of total equity, of Elison at $5,422,500 which were determined using generally accepted valuation techniques based on estimates and assumptions made by management.

Management determined that the carrying amount of the investment exceeded its recoverable amount as uncertainty in future cash flows and lack of sufficient observable inputs, a reasonable assessment of recoverable amount could not be carried out, necessitating recognition of impairment. Thus, the investment was fully impaired at September 30, 2025.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company owed a related company, Flywheel Financial Strategy (Hong Kong) Company Limited of $906,342 and $743,261 as of September 30, 2025 and 2024, respectively for advances from the related company, which was repayable on demand and interest free.

NOTE 6 - SUBSEQUENT EVENTS

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the year ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Luk Yuen Leung	78	President, Chief Executive Officer and Chairman of the Board of Directors
Chiu Chi Fa	48	Chief Marketing Officer
Chui Ka Hei Anthony	55	Chief Operation Officer
Ho Chung Yin	41	Chief Strategy Officer
Luk Ngai Man Annie	45	Chief Human Resource Officer

Luk Yuen Leung has exclusive experience in management and business development in the Garment and Textile Industry. From 1996 to present, Luk Yuen Leung served as director of Polytex Alliance Ltd., a Hong Kong company, where he is responsible for business development strategy and the department’s management.

Chiu Chi Fa served as wealth management director of AIA International Limited from 2016 to 2025 and provided comprehensive wealth advisory services to high-net-worth individuals and families. Chiu Chi Fa has been a founder of Glorious Finance Limited since 2020 and designed innovative loan products specializing in personal loans and secondary mortgage solutions. Chiu Chi Fa has also served as founder and chief executive officer of Super IPs (Hong Kong) Culture Media Co., Ltd. since 2024 and focuses on next-gen digital marketing strategies such as short-form video and network marketing for professionals, creators, and personal brands. Chiu Chi Fa received his Professional Diploma in Financial Planning and Management from HK Institute of Bankers in 2010.

Luk Ngai Man Annie has served as co-founder of Cosmos Talent Development and Training Co. Ltd. since 2018 and focuses on personal development, with services ranging from education workshops to soft skills and talent development. Luk Ngai Man Annie has also served as financial consultant of Prudential Insurance (Hong Kong) Ltd. since 2020 and provides tailored financial solutions for clients and leverage educational background to build trust and long-term relationships with family clients. Luk Ngai Man Annie received her Master of Education from the Chinese University of Hong Kong in 2006.

Chui Ka Hei Anthony served as Financial Planner and Unit Manager of Sun Life (H.K) Limited from 2014 to 2022 and he was in charge wealth manager with high-net-worth customers and recruitment events. Chui Ka Hei Anthony has served as senior consultant since 2022 and is in charge of project management for US listing projects. Chui Ka Hei Anthony received his Bachelor of Administrative Studies from York University, Canada in 1994.

Ho Chung Yin has served as associate director of AGBA Group since 2019 and is responsible for business development in client portfolio management services. Ho Chung Yin has also served as director of Cosmos Talent Development and Training Co. Ltd. since 2019 and conducted series of holistic personal development classes. Ho Chung Yin received his Bachelor of Engineering from City University of Hong Kong in 2009.

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

Insider Trading Policy

Our insider trading policy, which is filed as exhibit to this Annual Report governs the purchase, sale, trade, and other dispositions of our securities by our officers, directors, related parties, and employees, to promote compliance with the insider trading laws, rules and regulations.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal years ended September 30, 2025, and September 30, 2024, to our directors and officers during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

For the last two fiscal years ended September 30, 2025, and 2024, the Company has not paid any compensation to its executive officers.

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

Outstanding Equity Awards at Fiscal Year End

As of September 30, 2025, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of December 8, 2025, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 29,591,164 shares outstanding as of December 8, 2025.

Name and Address of Beneficial Owners of common stock[1]	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
Luk Yuen Leung	-	0	0
Chiu Chi Fa	-	0	0
Chui Ka Hei Anthony	-	0	0
Ho Chung Yin	-	0	0
Luk Ngai Man Annie	-	0	0
Directors and Officers (5 persons)

5% Shareholders
Sparta Universal Industrial Ltd.	common stock	11,488,978	38.83%

QBS Flywheel Limited	common stock	8,939,600	30.21%

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

The Company owed a related company, Flywheel Financial Strategy (Hong Kong) Company Limited of $906,342 and $743,261 as of September 30, 2025 and 2024, respectively for advances from the related company, which was repayable on demand and interest free. The spouse of the sole director of Flywheel Financial Strategy (Hong Kong) Company Limited is related to the Sparta Universal Industrial Ltd.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	September 30, 2025	September 30, 2024
Audit Fee and Quarterly Review Fees	$33,000	$90,500
Total fees paid or accrued to our principal accountant	$33,000	$90,500

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1.1	Articles of Incorporation, filed as Exhibit 3.1 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 27, 2010.

3.1.2	Certificate of Amendment, effective April 26, 2013, filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2013.

3.1.3	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of Nevada, filed as Exhibit 3.10 to Quarterly Report on Form 10-Q, for the period ended March 31, 2022, filed with the Securities and Exchange Commission on May 13, 2022.

3.2	Bylaws, filed as Exhibit 3.2 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 27, 2010.

3.4.1	Series A Convertible Preferred Stock Certificate of Designations, effective September 24, 2012, filed as Exhibit 3.1 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 26, 2012.

3.4.2	Amendment to the Certificate of Designation of the Series A-1 Preferred Stock as filed with the Secretary of State of the State of Nevada on September 15, 2022, filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 22, 2022.

3.4.3	Series B Non-Convertible Preferred Stock Certificate of Designations, effective November 8, 2012, filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 9, 2012.

3.4.4	Amended and Restated Series C Preferred Stock Certificate of Designation, effective October 18, 2013, filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 18, 2013.

3.4.5	Series D Convertible Preferred Stock Certificate of Designations, filed on October 16, 2012, filed as Exhibit 3.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 17, 2013.

10.1	Shareholder Agreement dated December 7, 2022, by and among Flywheel Advance Technology, Inc., So Ha Tsang, and Sau Ping Leung, filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2022.

10.2	Agency Agreement, dated December 7, 2022, by and between International Supply Chain Alliance Co., Ltd. and Blue Print Global, Inc., filed as Exhibit 10.2 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2022.

10.3	Share Exchange Agreement, dated December 15, 2022, by and among Flywheel Advance Technology, Inc., QBS System Limited, and QBS Flywheel Limited., filed as Exhibit 10.3 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2022

10.4	Form of Lock-Up Agreement, filed as Exhibit 10.4 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2023

10.5	Form of Non-Disclosure and Non-Compete Agreement, filed as Exhibit 10.5 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2023

10.6	Engagement Letters, dated April 1, 2022, between QBS System Limited and [redacted] for System IoT Business Process Outsourcing Services, filed as Exhibit 10.6 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2023

10.7	Engagement Letter, dated December 11, 2020, between QBS System Limited and [redacted] Security and Monitoring Services, filed as Exhibit 10.7 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2023

10.8	Facility Letter, dated April 27, 2020, from the Bank of China (Hong Kong) Limited to QBS System, filed as Exhibit 10.8 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2023

10.9	Facility Letter, dated October 10, 2020, from the Bank of China (Hong Kong) Limited to QBS System, filed as Exhibit 10.9 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2023

10.10	Facility Letter, dated June 28, 2021, from the Bank of China (Hong Kong) Limited to QBS System, filed as Exhibit 10.10 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 24, 2023

19.1	Insider trading policy

99.1	Agency Agreement, dated October 1, 2025, by and between Blue Print Global Limited and XCoffee Robotics Trading Ltd. filed as Exhibit 10.1 to Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2025

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

FLYWHEEL ADVANCED TECHNOLOGY, INC.

Dated: January 13, 2026	By:	/s/ Luk Yuen Leung
Luk Yuen Leung Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

-28-