Form 10-Q
period 2025-12-31
FLYWHEEL ADVANCED TECHNOLOGY, INC.
filed 2026-02-13
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

The number of shares outstanding of the registrant’s common stock as of February 03, 2026, was 29,591,164 shares.

2

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

FLYWHEEL ADVANCED TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025 AND 2024

3

FLYWHEEL ADVANCED TECHNOLOGY, INC.

FLYWHEEL ADVANCED TECHNOLOGY, INC

CONDENSED BALANCE SHEETS

	December 31, 2025 (Unaudited)	September 30, 2025 (Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,500	$-
Prepaid expenses and other current assets	3,754	5,825
INVESTMENTS	7,254	5,825

TOTAL ASSETS	$7,254	$5,825

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$31,536	$30,395
Due to a related party	952,627	906,342
Total current liabilities	984,163	936,737

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value 550,000,000, shares authorized, 29,662,164 shares issued and outstanding as of December 31, 2025 and September 30, 2025	2,966	2,966
Paid in Capital	9,129,860	9,129,860
Accumulated other comprehensive income	2,743	2,743
Accumulated deficit	(10,112,478)	(10,066,481)
Total Stockholders’ Deficit	(976,909)	(930,912)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,254	$5,825

The accompanying notes are an integral part of these unaudited condensed financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended December 31
	2025	2024
REVENUE, NET	$-	$-

OPERATING EXPENSES
Professional fees	44,912	25,624
General and administrative	1,085	1,089
Total Operating Expenses	45,997	26,713

OPERATING LOSS	(45,997)	(26,713)

LOSS BEFORE INCOME TAXES	(45,997)	(26,713)
Income taxes	-	-

NET LOSS	$(45,997)	$(26,713)

Net loss - basic and diluted:	$(0.00)	$(0.00)
Weighted average number of shares outstanding	29,662,164	29,662,164

The accompanying notes are an integral part of these unaudited condensed financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock shares	Value	Paid in Capital	Accumulated other comprehensive income	Accumulated Deficit	Total
Balance at September 30, 2025	29,662,164	$2,966	$9,129,860	$2,743	$(10,066,481)	$(930,912)
Net loss	-	-	-	-	(45,997)	(45,997)

Balance at December 31, 2025	29,662,164	$2,966	$9,129,860	$2,743	$(10,112,478)	$(976,909)

	Common Stock Shares	Value	Paid in Capital	Accumulated Other comprehensive income	Accumulated Deficit	Total
Balance at September 30, 2024	29,662,164	$2,966	$9,129,860	$2,743	$(4,533,335)	$4,602,234
Net loss	-	-	-	-	$(26,713)	(26,713)

Balance at December 31, 2024	29,662,164	$2,966	$9,129,860	$2,743	$(4,560,048)	$4,575,521

The accompanying notes are an integral part of these unaudited condensed financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,997)	$(26,713)
Changes in operating assets and liabilities
(Increase)/decrease in:
Prepaid expenses and other current assets	2,071	1,035
Increase/(decrease) in:
Accrued expenses and other current liabilities	1,141	(51,356)
Net cash used in operating activities	(42,785)	(77,034)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	46,285	77,034
Net cash provided by financing activities	46,285	77,034

NET INCREASE IN CASH AND EQUIVALENTS	3,500	-
AT BEGINNING OF PERIOD	-	-

CASH AND EQUIVALENTS AT END OF PERIOD	$3,500	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 30, 2025 and 2024 (Unaudited)

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

The Company’s subsidiaries are as follows as of December 31, 2025:

Name of Corporation	Date of Formation	Ownership	Description of Business
Flywheel Advanced Technology, Inc. (Nevada Corporation)	April 30, 2010	100%	Parent Company
Blue Print Global, Inc (British Virgin Islands Corporation)	November 30, 2022	85%	Establish an operation to source the supply and sale of warehouse patrol robots.

We use the terms “Company”, “we” and “us” to refer to both Flywheel Advanced Technology, Inc. and its subsidiaries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying unaudited interim financial statements (“financial statements”) have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™ ” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

(B) Unaudited Interim financial statements

The accompanying interim unaudited condensed financial statements ( “Interim Financial Statements”) of the Company and its wholly owned and majority owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2025 included in the Company’s Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

(C) Going Concern

Pursuant to the guidance in ASC 205-40 Going Concern, for each annual and interim reporting period an entity’s management must evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. To that extent, the Company has an accumulated deficit of $10.1 million as of December 31, 2025. The Company incurred a net operating loss of approximately $46,000 and had negative cash flows from operating activities of $42,785 during the three months ended December 31, 2025. With that said, the Company is currently in process of entering into certain arrangements to raise additional capital, which it believes to be probable of occurring in the foreseeable future. As such, the Company believes that the substantial doubt about our ability to continue as a going concern has been alleviated as a result of consideration of management’s plans.

(D) Use of estimates

The preparation of unaudited condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these unaudited condensed financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of the investments during the year ended September 30, 2025 and determined that the carrying amount of the investment exceeded its recoverable amount as uncertainty in future cash flows and lack of sufficient observable inputs, a reasonable assessment of recoverable amount could not be carried out, necessitating recognition of impairment. Thus, the investment was fully impaired at September 30, 2025. The carrying value of our cost method investments is reported as “investments” on the balance sheets. Note 3 contains additional information on our cost method investments.

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

(H) Impairment of Long-lived Assets

The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the overall market outlook for the Company’s technology or the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. Fair value is determined via market, cost and income-based valuation techniques, as appropriate. The fair value is measured on a non-recurring basis using a combination of quoted prices for similar assets in active markets and other unobservable adjustments to historical cost (Level 3) inputs. No such charges were recorded for the three months ended December 30, 2025 and 2024.

(I) Earning per share

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

(J) Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with such liabilities are expensed as incurred.

(K) Recently Issued Accounting Standards

There are no recent accounting pronouncements that impact the Company’s operations.

NOTE 3 - INVESTMENTS

	December 31,	September 30,
	2025	2025
Cost Method Investment
Elison Virtus Company Limited	$5,422,500	$5,422,500
Less: Impairment	$5,422,500	$5,422,500

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company owed a related company, Flywheel Financial Strategy (Hong Kong) Company Limited of $952,627 and $906,342 as of December 31, 2025 and September 30, 2025, respectively for advances from the related company, which was repayable on demand and interest free.

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

As used in this quarterly report on Form 10-Q, “we”, “our”, “us”, “FWFW” and “Company” refer to Flywheel Advanced Technology, Inc., a Nevada corporation and its subsidiaries unless the context requires otherwise.

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

On July 5, 2024, the Company and Mega Fortune, its wholly-owned subsidiary, completed the sale (the “Mega Fortune Disposition”) to Mericorn Company Limited (“Mericorn”), which is non-wholly owned and controlled by spouse of a significant shareholder of FWFW, of all of the equity associated with Mega Fortune, which is comprised of the Company’s subsidiaries, Ponte Fides, QBS System and QBS System Pty, pursuant to a Share Purchase Agreement, dated as of July 5, 2024. Mega Fortune and its subsidiaries are engaged in the business of provision of IoT maintenance and support services, IoT BPO services and IoT development services in Hong Kong and Australia. Under the terms of the Share Purchase Agreement, Mericorn paid HK$56,360,000 (or approximately $7,230,000) by the transfer of 938 shares of its wholly owned subsidiary, Elison Virtus Company Limited (“Elison”) from Mericorn to the Company for the Mega Fortune Disposition.

As a result of the Mega Fortune Disposition, the Company is classified as a “shell company”.

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

Plan of Operation

The Company’s primary objective for the next 12 months and beyond is to achieve long-term growth through a business combination or the successful development of its operating business. As of the date of this report, the Company has not entered into any definitive agreements or specific discussions with potential business combination candidates. The Company has unrestricted flexibility in seeking, analysing, and participating in potential business opportunities.

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

Results of Operations:

Comparison of the Three Months Ended December 31, 2025 and 2024

Revenue

During the three months ended December 31, 2025 and 2024, we did not have any revenues.

Operating expenses

During the three months ended December 31, 2025, our operating expenses primarily consisted of professional fees of $44,912 arising from advisory services for the submission of the application to FINAR and filing and other fees of $1,085. During the three months ended December 31, 2024, our operating expenses consisted primarily of professional fees of $25,624 and filing and other fees of $1,089.

Income tax expenses

There is no income tax expense for the three months ended December 31, 2025 and 2024.

Net loss

Net loss increased by $19,284 to $45,997 from $26,713 for the three months ended December 31, 2025, compared to the same period in 2024. This increase is primarily driven by increase in professional fees which were incurred for advisory services for submission of application to FINAR in 2025

Liquidity and Capital Resources

Comparison of the Three Months Ended December 31, 2025 and 2024

As of December 31, 2025, we had $3,500 in cash and cash equivalents.

Cash flows from operating activities generally reflect net loss. Cash used in operating activities was $42,785 for the three months ended December 31, 2025 compared to cash used in operating activities of $77,034 for the three months ended December 31, 2024. Cash used in operating activities decreased during the three months ended December 31, 2025 was due to the cash used for professional fee in 2024.

There was no cash flows from investing activities during the three month ended December 31, 2025 and 2024.

Cash flows used in financing activities generally reflect changes in debt activity during the period. Net cash provided by financing activities was $46,285 for the three months ended December 31, 2025 compared to net cash provided by financing activities of $77,034 for the three months ended December 31, 2024. Net cash provided by financing activities for the three months ended December 31, 2025 was primarily attributable to advance from related party of $46,285. Net cash provided by financing activities for the three months ended December 31, 2024 was primarily attributable to advance from related party of $77,034.

Management believes the cash on hand combined with net cash provided by financing activities will be sufficient to fund operations for the next 12 months and beyond.

Going Concern

The Company incurred a net operating loss of approximately $0.05 million, had negative cash flows from operating activities of $0.04 million during the three months ended December 31, 2025, and had minimum cash balance as of its fiscal year end. The Company is currently in the process of entering into certain arrangements to raise additional capital, which it believes to be probable of occurring as of the date of the filing. As such, the Company believes that the substantial doubt about our ability to continue as a going concern has been alleviated as a result of consideration of management’s plans.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended December 31, 2025, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended December 31, 2025, no director, officer or Section 16 officer adopted or terminated any Rule 10b-15 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

Dated: February 12, 2026

FLYWHEEL ADVANCED TECHNOLOGY, INC.

	By:	/s/ Luk Yuen Leung
	Name:	Luk Yuen Leung
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

