Form 10-Q
period 2026-03-31
FLYWHEEL ADVANCED TECHNOLOGY, INC.
filed 2026-05-14
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 13, 2026, the registrant had 29,591,164 shares of common stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q (the “Quarterly Report”), including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, may contain forward-looking statements. You should read these statements in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report and with the audited financial statements and related disclosures for the year ended September 30, 2025 included in the annual report on Form 10-K, dated January 13, 2026.

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

As used in this Quarterly Report and unless otherwise indicated, the terms “FWFW,” “Company,” “we,” “us,” “our,” or “our company” refer to Flywheel Advanced Technology, Inc., a Nevada corporation, and Blue Print Global, Inc., our majority-owned British Virgin Islands subsidiary.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC, In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year.

4

FLYWHEEL ADVANCED TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2026

FLYWHEEL ADVANCED TECHNOLOGY, INC.

FLYWHEEL ADVANCED TECHNOLOGY, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (Unaudited)	September 30, 2025 (Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,836	$-
Prepaid expenses and other current assets	3,064	5,825
Total Current Assets	4,900	5,825

INVESTMENTS	-	-

TOTAL ASSETS	$4,900	$5,825

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$15,512	$30,395
Due to a related party	993,692	906,342
Total current liabilities	1,009,204	936,737

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value 550,000,000, shares authorized, 29,662,164 shares issued and outstanding as of March 31, 2026 and September 30, 2025	2,966	2,966
Paid in Capital	9,129,860	9,129,860
Accumulated other comprehensive income	2,743	2,743
Accumulated deficit	(10,139,873)	(10,066,481)
Total Stockholders’ Deficit	(1,004,304)	(930,912)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,900	$5,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2026	2025	2026	2025
REVENUE, NET	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	25,799	17,244	70,711	42,868
General and administrative	1,596	1,295	2,681	2,384
Total Operating Expenses	27,395	18,539	73,392	45,252

OPERATING LOSS	(27,395)	(18,539)	(73,392)	(45,252)

LOSS BEFORE INCOME TAXES	(27,395)	(18,539)	(73,392)	(45,252)
Income taxes	-	-	-	-

NET LOSS	$(27,395)	$(18,539)	$(73,392)	$(45,252)

Net loss - basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	29,662,164	29,662,164	29,662,164	29,662,164

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock shares	Value	Paid in Capital	Accumulated other comprehensive income	Accumulated Deficit	Total
Balance at September 30, 2025	29,662,164	$2,966	$9,129,860	$2,743	$(10,066,481)	$(930,912)
Net loss	-	-	-	-	(45,997)	(45,997)
Balance at December 31, 2025	29,662,164	$2,966	$9,129,860	$2,743	$(10,112,478)	$(976,909)
Net loss	-	-	-	-	(27,395)	(27,395)
Balance at March 31, 2026	29,662,164	$2,966	$9,129,860	$2,743	$(10,139,873)	$(1,004,304)

	Common Stock Shares	Value	Paid in Capital	Accumulated Other comprehensive income	Accumulated Deficit	Total
Balance at September 30, 2024	29,662,164	$2,966	$9,129,860	$2,743	$(4,533,335)	$4,602,234
Net loss	-	-	-	-	$(26,713)	(26,713)
Balance at December 31, 2024	29,662,164	$2,966	$9,129,860	$2,743	$(4,560,048)	$4,575,521
Net loss					(18,539)	(18,539)
Balance at March 31, 2025	29,662,164	$2,966	$9,129,860	$2,743	$(4,578,587)	$4,556,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(73,392)	$(45,252)
Changes in operating assets and liabilities
(Increase)/decrease in:
Prepaid expenses and other current assets	2,761	2,854
Increase/(decrease) in:
Accrued expenses and other current liabilities	(14,883)	(68,276)
Net cash used in operating activities	(85,514)	(110,674)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	87,350	110,674
Net cash provided by financing activities	87,350	110,674

NET INCREASE IN CASH AND EQUIVALENTS	1,836	-
AT BEGINNING OF PERIOD	-	-

CASH AND EQUIVALENTS AT END OF PERIOD	$1,836	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

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

On December 7, 2022, Blue Print entered into an Agency Agreement (the “Agency Agreement”) with International Supply Chain Alliance Co., Ltd. of Hong Kong (“ISCA”). Pursuant to the Agency Agreement, Blue Print appointed ISCA as its authorized agent to distribute warehouse patrol robots in the People’ s Republic of China (“China”). The Agency Agreement is valid for five years and will be automatically renewed for another five years unless a written non-renewal notice is provided by either party at least 30 days before the expiration date. However, there is no early termination option in the Agency Agreement.

On January 30, 2024 and February 13, 2024, the Company incorporated Mega Fortune Company Limited (“Mega Fortune”) in the Cayman Islands and Ponte Fides Company Limited (“Ponte Fides”) in the British Virgin Islands, respectively.

On July 5, 2024, the Company and Mega Fortune, its wholly-owned subsidiary, completed the sale (the “Mega Fortune Disposition”) to Mericorn Company Limited (the “Buyer”), which is non-wholly owned and controlled by spouse of an owner of a significant shareholder of FWFW, of all of the equity associated with Mega Fortune, which is comprised of the Company’s subsidiaries, Ponte Fides, QBS System and QBS System Pty, pursuant to a Share Purchase Agreement, dated as of July 5, 2024. Mega Fortune and its subsidiaries are engaged in the business of provision of IoT maintenance and support services, IoT BPO services and IoT development services in Hong Kong and Australia. Under the terms of the Share Purchase Agreement, the Buyer paid HK$56,360,000 (or approximately $7,230,000) by the transfer of 938 shares of the Buyer’s wholly owned subsidiary, Elison Virtus Company Limited (“Elison”) from the Buyer to the Company for the Mega Fortune Disposition. As a result of that disposition, the Company became a “shell company” under SEC Rule 405 due to the cessation of active business operations.

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

As of March 31, 2026, the Company has one subsidiary, Bue Print Global, Inc., a company incorporated under British Virgin Islands, in which it owns 85% equity.

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

(B) Unaudited Interim financial statements

The accompanying interim unaudited condensed financial statements (“Interim Financial Statements”) of the Company and its wholly owned and majority owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2025 included in the Company’s Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

(C) Going Concern

Pursuant to the guidance in ASC 205-40 Going Concern, for each annual and interim reporting period an entity’s management must evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. To that extent, the Company has an accumulated deficit of $10.1 million as of March 31, 2026. The Company incurred a net operating loss of approximately $73,000 and had negative cash flows from operating activities of $85,514 during the six months ended March 31, 2026. With that said, the Company is currently in process of entering into certain arrangements to raise additional capital, which it believes to be probable of occurring in the foreseeable future. As such, the Company believes that the substantial doubt about our ability to continue as a going concern has been alleviated as a result of consideration of management’s plans.

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

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of the investments during the quarter ended March 31, 2026 and determined that the carrying amount of the investment exceeded its recoverable amount as uncertainty in future cash flows and lack of sufficient observable inputs, a reasonable assessment of recoverable amount could not be carried out, necessitating recognition of impairment. Thus, the investment was fully impaired at March 31, 2026. The carrying value of our cost method investments is reported as “investments” on the balance sheets. Note 3 contains additional information on our cost method investments.

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

(H) Impairment of Long-lived Assets

The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the overall market outlook for the Company’s technology or the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. Fair value is determined via market, cost and income-based valuation techniques, as appropriate. The fair value is measured on a non-recurring basis using a combination of quoted prices for similar assets in active markets and other unobservable adjustments to historical cost (Level 3) inputs. No such charges were recorded for the three and six months ended March 31, 2025 and 2024.

(I) Earning per share

Basic earnings(loss) per share are computed by dividing income available to stockholders by the weighted average number of shares outstanding during the period. Diluted income per share is computed like basic income per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. There were no potentially dilutive securities for 2026 and 2025.

(J) Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with such liabilities are expensed as incurred.

(K) Recently Issued Accounting Standards

There are no recent accounting pronouncements that impact the Company’s operations.

NOTE 3 - INVESTMENTS

	March 31,	September 30,
	2026	2025
Cost Method Investment
Elison Virtus Company Limited	$5,422,500	$5,422,500
Less: Impairment	$5,422,500	$5,422,500
	$-	$-

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company owed a related company, Flywheel Financial Strategy (Hong Kong) Company Limited, a total of $993,692 and $906,342 as of March 31, 2026 and September 30, 2025, respectively, for advances from the related company, which was repayable on demand and interest free.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included elsewhere in this Quarterly Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements” for a discussion of the uncertainties and assumptions associated with these statements. Our actual results may differ materially from those discussed from these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report.

Our unaudited consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report.

Overview

Flywheel Advanced Technology, Inc. (formerly known as Pan Global Corp.) was incorporated in the state of Nevada on April 30, 2010 for the purposes to provide Internet of Things (“IoT”) solutions and services to assist its clients to build applications using available IoT devices, sensors, frameworks, and platforms, integrate hardware and software solutions with clients existing landscape, or implement new IoT solutions for enterprises. On November 30, 2022, the Company incorporated Blue Print Global, Inc. (“Blue Print”) in the British Virgin Islands to establish an operation to source the supply and sale of warehouse patrol robots. The Company owns 85% of equity of Blue Print, and the balance is held by an individual unrelated to the Company.

In July 2024, the Company completed a sale of its subsidiaries, including Mega Fortune Company Limited, a subsidiary incorporated on January 30, 2024, pursuant to the Share Purchase Agreement with Mericorn Company Limited, in exchange for a 9.38% minority interest in Elison Virtus Company Limited, and as a result of that disposition, the Company became a “shell company” under SEC Rule 405 due to the cessation of active business operations.

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

On April 1, 2026, the Company dismissed BCRG, as the Company’s independent registered public accounting firm, and engaged WSJ And Partners as its independent registered public accounting firm, to review of the Company’s financial statements for the quarter ending March 31, 2026, and to audit the Company’s consolidated financial statements for the year ending September 30, 2026.

The Company’s primary objective for the next 12 months and beyond is to achieve long-term growth through a business combination or the successful development of its operating business. As of the date of this Quarterly Report, the Company has not entered into any definitive agreements or specific discussions with potential business combination candidates. The Company has unrestricted flexibility in seeking, analyzing, and participating in potential business opportunities.

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

Results of Operations:

Comparison of the Three Months Ended March 31, 2026 and 2025

Revenue

During the three months ended March 31, 2026 and 2025, we did not have any revenues.

Operating expenses

During the three months ended March 31, 2026, our operating expenses primarily consisted of professional fees of $25,799 and filing and other fees of $1,596. During the three months ended March 31, 2025, our operation expenses consisted primarily of professional fees of $17,244 and filing and other fees of $1,295.

Income tax expenses

There are no income tax expenses for the three months ended March 31, 2026 and 2025.

Net loss

Net loss increased by $8,856 to $27,395 from $18,539 for the three months ended March 31, 2026, compared to the same period in 2025. This increase is primarily driven by increase in professional fees where over-provision of legal fee was booked in the three months ended March 31, 2025.

Comparison of the Six Months Ended March 31, 2026 and 2025

Revenue

During the six months ended March 31, 2026 and 2025, we did not have any revenues.

Operating expenses

During the six months ended March 31, 2026, our operating expenses primarily consisted of professional fees of $70,711 arising from advisory services for the submission of the application to FINRA and filing and other fees of $2,681. During the six months ended March 31, 2025, our operating expenses consisted primarily of professional fees of $42,868 and filing and other fees of $2,384.

Income tax expenses

There are no income tax expenses for the six months ended March 31, 2026 and 2025.

Net loss

Net loss increased by $28,140 to $73,392 from $45,252 for the six months ended March 31, 2026, compared to the same period in 2025. This increase is primarily driven by increase in professional fees which were incurred for advisory services for submission of application to FINRA in 2025.

Liquidity and Capital Resources

As of March 31, 2026, we had $1,836 in cash and cash equivalents.

Cash flows for the six months ended March 31, 2026 and 2025

Operating Activities

Cash flows from operating activities generally reflect net loss. Cash used in operating activities was $85,514 for the six months ended March 31, 2026 compared to cash used in operating activities of $110,674 for the six months ended March 31, 2025. Cash used in operating activities decreased during the six months ended March 31, 2026 was due to decrease in cash used for professional fee for the period.

Investing Activities

There were no cash flows from investing activities during the six months ended March 31, 2026 and 2025.

Financing Activities

Cash flows used in financing activities generally reflect changes in debt activity during the period. Net cash provided by financing activities was $87,350 for the six months ended March 31, 2026 compared to net cash provided by financing activities of $110,674 for the six months ended March 31, 2025. Net cash provided by financing activities for the six months ended March 31, 2026 was primarily attributable to advance from related party of $87,350. Net cash provided by financing activities for the six months ended March 31, 2025 was primarily attributable to advance from related party of $110,674.

Management believes the cash on hand combined with net cash provided by financing activities will be sufficient to fund operations for the next 12 months and beyond.

Going Concern

The Company incurred a net operating loss of approximately $0.07 million, had negative cash flows from operating activities of $0.09 million during the six months ended March 31, 2026, and had minimum cash balance as of its fiscal year end. The Company is currently in the process of entering into certain arrangements to raise additional capital, which it believes to be probable of occurring as of the date of the filing. As such, the Company believes that the substantial doubt about our ability to continue as a going concern has been alleviated as a result of consideration of management’s plans.

Critical Accounting Estimates

The preparation of our financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that impact the amounts reported in our financial statements and accompanying notes that are not readily apparent from other sources. The estimates and associated assumptions are based on historical experience and other factors that are considered relevant. Actual results may differ from these estimates.

Recently issued Accounting Pronouncements

For the impact of recently issued accounting pronouncements on the Company’s financial statements, see Note 2 (K) to the unaudited condensed financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q and incorporated herein by reference.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer (who is the same person), to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, he concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2026.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2026, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, no director, officer or Section 16 officer adopted or terminated any Rule 10b-15 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

Dated: May 14, 2026

FLYWHEEL ADVANCED TECHNOLOGY, INC.

	By:	/s/ Luk Yuen Leung
	Name:	Luk Yuen Leung
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

