Form 10-Q
period 2026-06-30
FLYWHEEL ADVANCED TECHNOLOGY, INC.
filed 2026-08-14
CIK 1492617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Yes ☒ No ☐

As of August 14, 2026, the registrant had 29,591,164 shares of common stock issued and outstanding.

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

4

FLYWHEEL ADVANCED TECHNOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2026

FLYWHEEL ADVANCED TECHNOLOGY, INC.

FLYWHEEL ADVANCED TECHNOLOGY, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026 (Unaudited)	September 30, 2025 (Audited)

CURRENT ASSETS
Cash and cash equivalents	$45,726	$-
Prepaid expenses and other current assets	8,473	5,825
Total Current Assets	54,199	5,825

INVESTMENTS	-	-

TOTAL ASSETS	$54,199	$5,825

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses and other current liabilities	$16,185	$30,395
Due to related parties	1,120,592	906,342
Total current liabilities	1,136,777	936,737

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value 550,000,000, shares authorized, 29,662,164 shares issued and outstanding as of June 30, 2026 and September 30, 2025	2,966	2,966
Paid in Capital	9,129,860	9,129,860
Accumulated other comprehensive income	2,743	2,743
Accumulated deficit	(10,218,147)	(10,066,481)
Total Stockholders’ Deficit	(1,082,578)	(930,912)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,199	$5,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2026	2025	2026	2025
REVENUE, NET	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	76,541	24,032	147,252	66,900
General and administrative	1,733	1,229	4,414	3,613
Total Operating Expenses	78,274	25,261	151,666	70,513

OPERATING LOSS	(78,274)	(25,261)	(151,666)	(70,513)

LOSS BEFORE INCOME TAXES	(78,274)	(25,261)	(151,666)	(70,513)
Income taxes	-	-	-	-

NET LOSS	$(78,274)	$(25,261)	$(151,666)	$(70,513)

Net loss - basic and diluted:	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of shares outstanding	29,662,164	29,662,164	29,662,164	29,662,164

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Value	Paid in Capital	Accumulated other comprehensive income	Accumulated Deficit	Total
Balance at September 30, 2025	29,662,164	$2,966	$9,129,860	$2,743	$(10,066,481)	$(930,912)
Net loss	-	-	-	-	(45,997)	(45,997)
Balance at December 31, 2025	29,662,164	$2,966	$9,129,860	$2,743	$(10,112,478)	$(976,909)
Net loss	-	-	-	-	(27,395)	(27,395)
Balance at March 31, 2026	29,662,164	$2,966	$9,129,860	$2,743	$(10,139,873)	$(1,004,304)
Net loss	-	-	-	-	(78,274)	(78,274)
Balance at June 30, 2026	29,662,164	$2,966	$9,129,860	$2,743	$(10,218,147)	(1,082,578)

	Common Stock Shares	Value	Paid in Capital	Accumulated Other comprehensive income	Accumulated Deficit	Total
Balance at September 30, 2024	29,662,164	$2,966	$9,129,860	$2,743	$(4,533,335)	$4,602,234
Net loss	-	-	-	-	$(26,713)	(26,713)
Balance at December 31, 2024	29,662,164	$2,966	$9,129,860	$2,743	$(4,560,048)	$4,575,521
Net loss	-	-	-	-	(18,539)	(18,539)
Balance at March 31, 2025	29,662,164	$2,966	$9,129,860	$2,743	$(4,578,587)	$4,556,982
Net loss	-	-	-	-	(25,261)	(25,261)
Balance at June 30, 2025	29,662,164	2,966	9,129,860	2,743	(4,603,848)	4,531,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(151,666)	$(70,513)
Changes in operating assets and liabilities
(Increase)/decrease in:
Prepaid expenses and other current assets	(2,648)	(3,908)
Increase/(decrease) in:
Accrued expenses and other current liabilities	(14,210)	(62,343)
Net cash used in operating activities	(168,524)	(136,764)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	214,250	136,764
Net cash provided by financing activities	214,250	136,764

NET INCREASE IN CASH AND EQUIVALENTS	45,726	-
AT BEGINNING OF PERIOD	-	-

CASH AND EQUIVALENTS AT END OF PERIOD	$45,726	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLYWHEEL ADVANCED TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025

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

On July 5, 2024, the Company and Mega Fortune, then its wholly-owned subsidiary, completed the sale (the “Mega Fortune Disposition”) to Mericorn Company Limited (the “Buyer”), which is non-wholly owned and controlled by spouse of an owner of a significant shareholder of FWFW, of all of the equity associated with Mega Fortune, which is comprised of the Company’s subsidiaries, Ponte Fides, QBS System and QBS System Pty, pursuant to a Share Purchase Agreement, dated as of July 5, 2024. Mega Fortune and its subsidiaries are engaged in the business of provision of IoT maintenance and support services, IoT BPO services and IoT development services in Hong Kong and Australia. Under the terms of the Share Purchase Agreement, the Buyer paid HK$56,360,000 (or approximately $7,230,000) by the transfer of 938 shares of the Buyer’s wholly owned subsidiary, Elison Virtus Company Limited (“Elison”) from the Buyer to the Company for the Mega Fortune Disposition. As a result of that disposition, the Company became a “shell company” under SEC Rule 405 due to the cessation of active business operations.

On October 1, 2025, Blue Print entered into an Agency Agreement (the “Agency Agreement”) with XCoffee Robotics Trading Ltd. of Abu Dhabi (“XCoffee”). Pursuant to the Agency Agreement, Blue Print, as a supplier of a Robotic Arm Coffee Solutions (the “Product”), appointed XCoffee as its authorized non-exclusive agent to distribute the Product in Abu Dhabi, United Arab Emirates. The Agency Agreement is valid for three years, does not provide for the early termination option, and will be automatically renewed for another three years unless either party provides a written non-renewal notice at least 30 days before the expiration date.

As of June 30, 2026, the Company has one majority-owned subsidiary, Blue Print Global, Inc., a company incorporated under British Virgin Islands, in which it owns 85% equity.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying unaudited interim financial statements (“financial statements”) have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™ “ (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

(B) Unaudited Interim financial statements

The accompanying interim unaudited condensed consolidated financial statements (“Interim Financial Statements”) of the Company and its majority owned subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America ( “GAAP” ) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Regulation S-X. Accordingly, these Interim Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2025 included in the Company’s Form 10-K. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented.

The operating results and cash flows of the interim periods presented herein are not necessarily indicative of the results expected for any other interim period or the full year.

(C) Going Concern

Pursuant to the guidance in ASC 205-40 Going Concern, for each annual and interim reporting period an entity’s management must evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. To that extent, the Company has an accumulated deficit of approximately $10.2 million as of June 30, 2026. The Company incurred a net operating loss of approximately $152,000 and had negative cash flows from operating activities of $168,524 during the nine months ended June 30, 2026. The Company is currently in process of negotiations with potential investors with respect to certain arrangements to raise additional capital, which it believes will occur in the foreseeable future. However, the Company did not enter into any definitive agreement as of the date of this Quarterly Report. As such, the Company believes that the substantial doubt about our ability to continue as a going concern will be alleviated if management’s plans will be achieved.

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

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Management reviewed the underlying net assets of the investments during the period ended June 30, 2026 and determined that the carrying amount of the investment exceeded its recoverable amount as uncertainty in future cash flows and lack of sufficient observable inputs, a reasonable assessment of recoverable amount could not be carried out, necessitating recognition of impairment. Thus, the investment was fully impaired at June 30, 2026. The carrying value of our cost method investments is reported as “investments” on the balance sheets. Note 3 contains additional information on our cost method investments.

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

(H) Impairment of Long-lived Assets

The Company reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. These evaluations may result from significant decreases in the overall market outlook for the Company’s technology or the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as economic or operational analyses. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. Fair value is determined via market, cost and income-based valuation techniques, as appropriate. The fair value is measured on a non-recurring basis using a combination of quoted prices for similar assets in active markets and other unobservable adjustments to historical cost (Level 3) inputs. No such charges were recorded for the three and nine months ended June 30, 2026 and 2025.

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

(K) Recently Issued Accounting Standards

There are no recent accounting pronouncements that impact the Company’s operations.

NOTE 3 - INVESTMENTS

	June 30,	September 30,
	2026	2025
Cost Method Investment
Elison Virtus Company Limited	$5,422,500	$5,422,500
Less: Impairment	$5,422,500	$5,422,500
	$-	$-

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company owed a related party, Flywheel Financial Strategy (Hong Kong) Company Limited, a company controlled by Tin Sze Wai, the spouse of the controlling shareholder of the Company, $1,020,592 and $906,342 as of June 30, 2026 and September 30, 2025, respectively, for advances made to the Company by this related party, which are due on demand and interest free.

The Company owed a related party, Autometa Technology Limited, a company controlled by Tang Siu Fung, the controlling shareholder of the Company, $100,000 and $Nil as of June 30, 2026 and September 30, 2025, respectively for advances made to the Company by this related party, which are due on demand and interest free.

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

On October 1, 2025, Blue Print entered into an Agency Agreement (the “Agency Agreement”) with XCoffee Robotics Trading Ltd. of Abu Dhabi (“XCoffee”). Pursuant to the Agency Agreement, Blue Print, as a supplier of a Robotic Arm Coffee Solutions (the “Product”), appointed XCoffee as its authorized non-exclusive agent to distribute the Product in Abu Dhabi, United Arab Emirates. The Agency Agreement is valid for three years, does not provide for the early termination option, and will be automatically renewed for another three years unless either party provides a written non-renewal notice at least 30 days before the expiration date.

On April 1, 2026, the Company dismissed BCRG as the Company’s independent registered public accounting firm, and engaged WSJ and Partners as its independent registered public accounting firm, to review of the Company’s financial statements for the quarters ended March 31, 2026 and June 30, 2026, and to audit the Company’s consolidated financial statements for the year ending September 30, 2026.

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

Results of Operations:

Comparison of the Three months ended June 30, 2026 and 2025

Revenue

During the three months ended June 30, 2026 and 2025, we did not have any revenues.

Operating expenses

During the three months ended June 30, 2026, our operating expenses primarily consisted of professional fees of $76,541 and general and administrative fees of $1,733. During the three months ended June 30, 2025, our operation expenses consisted primarily of professional fees of $24,032 and general and administrative fees of $1,229. This increase was primarily driven by higher professional fees incurred for legal services relating to general corporate advice and advisory services for US GAAP and SEC financial reporting during the quarter.

Income tax expenses

There are no income tax expenses for the three months ended June 30, 2026 and 2025.

Net loss

Net loss increased by $53,013 to $78,274 from $25,261 for the three months ended June 30, 2026, compared to the same period in 2025. This increase was primarily driven by higher professional fees incurred for legal services relating to general corporate advice and advisory services for US GAAP and SEC financial reporting during the quarter.

Comparison of the Nine Months Ended June 30, 2026 and 2025

Revenue

During the nine months ended June 30, 2026 and 2025, we did not have any revenues.

Operating expenses

During the nine months ended June 30, 2026, our operating expenses primarily consisted of professional fees of $147,252 and filing and other fees of $4,414. During the nine months ended June 30, 2025, our operation expenses consisted primarily of professional fees of $66,900 and filing and other fees of $3,613.

Income tax expenses

There are no income tax expenses for the Nine months ended June 30, 2026 and 2025.

Net loss

Net loss increased by $81,153 to $151,666 from $70,513 for the nine months ended June 30, 2026, compared to the same period in 2025. This increase is primarily driven by increase in professional fees which were incurred for advisory services for submission of application to FINAR, legal services relating to general corporate advice and advisory services for US GAAP and SEC financial reporting during the nine months ended June 30, 2026.

Liquidity and Capital Resources

As of June 30, 2026, we had $45,726 in cash and cash equivalents.

Cash flows for the nine months ended June 30, 2026 and 2025

Operating Activities

Cash flows from operating activities generally reflect net loss. Cash used in operating activities was $168,524 for the nine months ended June 30, 2026 compared to cash used in operating activities of $136,764 for the nine months ended June 30, 2025. Cash used in operating activities increased during the nine months ended June 30, 2026 was due to increase in cash used for professional fee for the period.

Investing Activities

There were no cash flows from investing activities during the nine months ended June 30, 2026 and 2025.

Financing Activities

Cash flows used in financing activities generally reflect changes in debt activity during the period. Net cash provided by financing activities was $214,250 for the nine months ended June 30, 2026 compared to net cash provided by financing activities of $136,764 for the nine months ended June 30, 2025. Net cash provided by financing activities for the nine months ended June 30, 2026 was primarily attributable to advance made by related parties to the Company in the total amount of $214,250. Net cash provided by financing activities for the nine months ended June 30, 2025 was primarily attributable to advance made by a related party to the Company in the amount of $136,764.

Management believes the cash on hand combined with net cash provided by financing activities will be sufficient to fund operations for the next 12 months and beyond.

Going Concern

The Company incurred a net operating loss of approximately $0.15 million, had negative cash flows from operating activities of $0.17 million during the nine months ended June 30, 2026, and had minimum cash balance as of its fiscal year end. The Company is currently in the process of negotiations with potential investors with respect to certain arrangements to raise additional capital, which it believes will occur in the foreseeable future. As of the date of this Quarterly Report, the Company has not entered into any definitive agreements or had any specific discussions with potential business combination candidates. As such, the Company believes that the substantial doubt about our ability to continue as a going concern will be alleviated if management’s plans will be achieved.

Critical Accounting Estimates

The preparation of our financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that impact the amounts reported in our financial statements and accompanying notes that are not readily apparent from other sources. The estimates and associated assumptions are based on historical experience and other factors that are considered relevant. Actual results may differ from these estimates. The management determines there are no critical accounting entries.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2026, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2026, no director, officer or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

Dated: August 14, 2026

FLYWHEEL ADVANCED TECHNOLOGY, INC.

	By:	/s/ Luk Yuen Leung
	Name:	Luk Yuen Leung
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

